Form 10-Q
period 1996-06-30
IPC INC
filed 1996-08-13
CIK 891806

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                        ________________________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           _________________________


For the Quarter Ended June 30, 1996              Commission File Number 33-52150

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

         Yes   X    No
              --        --
         At August 14, 1996, there were 120,890 shares of common stock, par value $0.01 per share, outstanding.


===============================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   IPC, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                  ASSETS
                                                                            JUNE 30,       DECEMBER 31,
                                                                              1996             1995
                                                                              ----             ----
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .         $   4,414         $   4,793
  Accounts receivable trade, net of allowance   . . . . . . . . .            45,249            46,077
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .            44,848            44,050
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . .             4,565             5,417
                                                                          ---------         ---------
     Total current assets . . . . . . . . . . . . . . . . . . . .            99,076           100,337
                                                                          ---------         ---------
Property, Plant and Equipment:
  Buildings and improvements  . . . . . . . . . . . . . . . . . .            47,200            47,108
  Machinery and equipment   . . . . . . . . . . . . . . . . . . .           210,637           208,820
  Construction in progress  . . . . . . . . . . . . . . . . . . .             9,874             4,159
                                                                          ---------         ---------
                                                                            267,711           260,087
  Less - Accumulated depreciation   . . . . . . . . . . . . . . .          (112,920)         (102,098)
                                                                          ---------         ---------
                                                                            154,791           157,989
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,504             7,504
                                                                          ---------         ---------
     Total property, plant and equipment  . . . . . . . . . . . .           162,295           165,493
                                                                          ---------         ---------
Other assets:
  Goodwill, net of accumulated amortization   . . . . . . . . . .            13,704            13,938
  Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . .            11,823            12,423
                                                                          ---------         ---------
     Total other assets . . . . . . . . . . . . . . . . . . . . .            25,527            26,361
                                                                          ---------         ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 286,898         $ 292,191
                                                                          =========         =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt  . . . . . . . . . . . .         $   5,126         $   5,128
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            23,739            27,256
  Accrued salary and wages  . . . . . . . . . . . . . . . . . . .             6,660             7,781
  Self insurance reserves   . . . . . . . . . . . . . . . . . . .             6,674             6,339
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .             1,726             1,747
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .            15,292            14,033
                                                                          ---------         ---------
     Total current liabilities  . . . . . . . . . . . . . . . . .            59,217            62,284
                                                                          ---------         ---------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .           250,373           260,379
                                                                          ---------         ---------
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .             6,247             6,472
                                                                          ---------         ---------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . .             8,770             8,770
                                                                          ---------         ---------
Stockholders' Deficit:
  IPC, Inc. common stock, $.01 par value -
     200,000 shares authorized; and 120,890 shares
     issued and outstanding . . . . . . . . . . . . . . . . . . .                 1                 1
  Paid in capital in excess of par value  . . . . . . . . . . . .            73,417            73,417
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .          (109,643)         (117,648)
  Foreign currency translation adjustment   . . . . . . . . . . .            (1,484)           (1,484)
                                                                          ---------         ---------
     Total stockholders' deficit  . . . . . . . . . . . . . . . .           (37,709)          (45,714)
                                                                          ---------         ---------
Total Liabilities and Stockholders' Deficit . . . . . . . . . . .         $ 286,898         $ 292,191
                                                                          =========         =========

         The accompanying notes are an integral part of this statement.

                                   IPC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            Quarter Ended                Six Months Ended
                                                               June 30,                      June 30,
                                                       -------------------------     -----------------------
                                                            1996         1995            1996         1995
                                                            ----         ----            ----         ----
Net sales . . . . . . . . . . . . . . . . . . . . .    $   106,227   $   114,653     $   210,443   $ 227,543
Cost of goods sold  . . . . . . . . . . . . . . . .         81,904        93,000         164,668     184,986
                                                       -----------   -----------     -----------   ---------
Gross profit  . . . . . . . . . . . . . . . . . . .         24,323        21,653          45,775      42,557
                                                       -----------   -----------     -----------   ---------
Operating expenses:
  Selling   . . . . . . . . . . . . . . . . . . . .          4,923         4,759           9,599       9,500
  Administrative  . . . . . . . . . . . . . . . . .          6,091         6,407          12,533      12,426
  Amortization of intangibles   . . . . . . . . . .            118         1,389             258       1,674
  Write-off of goodwill   . . . . . . . . . . . . .                       13,471                      13,471
                                                       -----------   -----------     -----------   ---------
Total operating expenses  . . . . . . . . . . . . .         11,132        26,026          22,390      37,071
                                                       -----------   -----------     -----------   ---------
Income (loss) from operations . . . . . . . . . . .         13,191        (4,373)         23,385       5,486
Interest expense  . . . . . . . . . . . . . . . . .          7,274         7,959          14,940      15,632
                                                       -----------   -----------     -----------   ---------
Income (loss) before income taxes . . . . . . . . .          5,917       (12,332)          8,445     (10,146)
Income tax provision  . . . . . . . . . . . . . . .           (219)         (213)           (440)       (624)
                                                       -----------   -----------     -----------   ---------
Net income (loss) . . . . . . . . . . . . . . . . .    $    5,698    $   (12,545)    $     8,005   $ (10,770)
                                                       ==========    ===========     ===========   =========





         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                         IPC, Inc.              Paid in                   Foreign
                                                        Common Stock            Capital                   Currency
                                                        -------------         In Excess of  Accumulated  Translation  Stockholders'
                                                       Shares       Amount      Par Value   Deficit       Adjustment     Deficit
                                                      --------      ------    ------------  ---------     ----------  -------------

Balance at December 31, 1994  . . . . . . . . . .     120,890         $1        $73,417    $(104,672)      $(902)        $(32,156)
    Foreign currency translation adjustment   . .                                                           (582)            (582)
    Net loss  . . . . . . . . . . . . . . . . . .                                            (12,976)                     (12,976)
                                                      --------      -----       --------   ---------      ------         ----------
Balance at December 31, 1995  . . . . . . . . . .     120,890          1         73,417     (117,648)     (1,484)         (45,714)
    Net income  . . . . . . . . . . . . . . . . .                                              8,005                        8,005
                                                      --------      -----       --------   ---------      ------         ----------
Balance at June 30, 1996  . . . . . . . . . . . .     120,890         $1        $73,417    $(109,643)    $(1,484)        $(37,709)
                                                      =======       ======      =========  =========     =======         ========





         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------
                                                                                        1996            1995
                                                                                        ----            ----
Cash flows from operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,005        $(10,770)
  Adjustments to reconcile net income (loss) to net cash from operating activities:. . . . . . . . . . . . . . . . . . . . . . . . . . . .
        Depreciation of properties  . . . . . . . . . . . . . . . . . . . . . .        11,045          10,413
        Amortization of intangibles and debt issue costs  . . . . . . . . . . .           820          16,019
                                                                                     --------        --------
                                                                                       19,870          15,662
    Change in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .           828            (870)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (798)         (5,049)
       Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .           852            (927)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,517)         (8,594)
       Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .           227            (277)
                                                                                     --------        ---------
         Net cash from (used by) operating activities . . . . . . . . . . . . .        17,462             (55)
                                                                                     --------        ---------
Cash flows from financing activities:
  Payment of senior credit facility   . . . . . . . . . . . . . . . . . . . . .        (2,500)         (4,048)
  Proceeds from revolving credit facility   . . . . . . . . . . . . . . . . . .                         8,500
  Payment of revolving credit facility  . . . . . . . . . . . . . . . . . . . .        (7,500)
  Payment of debt issue costs   . . . . . . . . . . . . . . . . . . . . . . . .          (191)           (217)
                                                                                     --------        ---------
         Net cash from (used by) financing activities . . . . . . . . . . . . .       (10,191)          4,235
                                                                                     ----------      --------
Cash flows from investing activities:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . .        (7,996)         (6,700)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           346            (397)
                                                                                     --------        ---------
         Net cash used by investing activities  . . . . . . . . . . . . . . . .        (7,650)         (7,097)
                                                                                     ---------       --------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .          (379)         (2,917)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .         4,793           6,240
                                                                                     --------        --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .      $  4,414        $  3,323
                                                                                     ========        ========

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 14,399        $ 14,823
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           742             754
Supplemental schedule of non-cash investing and financing activities:
    Issuance of non-current note for accounts receivable  . . . . . . . . . . .                         1,000





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

      The Company's accounting and reporting policies are summarized in Note 2 of the Ivex Form 10-K.

   Accounts Receivable

   Accounts receivable at June 30, 1996 and December 31, 1995 consist of the following:

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                                   ----             ----
       Accounts receivable  . . . . . . . . . . . . . . .        $ 47,531        $  48,089
       Less -- Allowance for doubtful accounts  . . . . .          (2,282)          (2,012)
                                                                 --------        ---------
                                                                 $ 45,249        $  46,077
                                                                 ========        =========

   Inventories

       Inventories at June 30, 1996 and December 31, 1995 consist of the following:

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                                   ----             ----
       Raw materials  . . . . . . . . . . . . . . . . . .        $ 22,691        $  24,148
       Finished goods   . . . . . . . . . . . . . . . . .          22,157           19,902
                                                                 --------        ---------
                                                                 $ 44,848        $  44,050
                                                                 ========        =========

NOTE 2 - INCOME TAXES

       Income taxes are provided at the estimated annual effective tax rate which differs from the federal statutory rate of 35% primarily due to the utilization of net operating loss carryovers and state income taxes that are not offset by net operating loss carryovers.

                                   IPC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 3 - GOODWILL

       During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of Ivex Coated Products Corporation (formerly L&CP Corporation)) had experienced less sales volume growth and lower profitability than anticipated. As a consequence, and in response to dynamic market conditions, during the second quarter of 1995 the Company realigned the management of these businesses based on three distinct operating units - masking, graphics and other protective products.

       Consistent with its accounting policy for goodwill and long-lived assets, IPC made a reassessment of its remaining goodwill, all of which pertains to the above operating units, during the second quarter of 1995 and revised its projections to more accurately reflect expected future results at that time. IPC segregated the assets and cash flows of these three operating units in its 1995 assessment of the recoverability of its goodwill because such segregation is the lowest level for which cash flows are identifiable and independent of one another as of the second quarter of 1995. In order to evaluate its goodwill impairment as of June 30, 1995, IPC projected the cash flows allocable to these businesses over the estimated remaining goodwill amortization periods of approximately 34 years. IPC then discounted such cash flows at a rate of 16-1/2% which it believed was commensurate with the risk involved. IPC selected a pre-tax weighted average cost of capital (reflective of other comparable companies within its industry) for purposes of discounting its cash flows. The discounted cash flows of each business were then compared to the sum of the business group's working capital and net book value of fixed assets. Impairment of goodwill was then measured by comparing the remaining discounted cash flow to the net book value of the business groups' goodwill. Upon comparison, the discounted cash flows for the graphics and other protective products businesses were insufficient to recover each of such businesses' goodwill. Accordingly, IPC recorded an impairment of $13,471 during the second quarter of 1995.

       The 1995 revised projections for this portion of IPC's business were extrapolated from the market conditions and competitive pressures existing at that time and were based upon, among other things, the assumptions that growth of operating income before depreciation and amortization would range from 2-6% per year through 1999, from 1-3% per year from 2000-2010 and 0% per year from 2011-2029. The growth assumptions for the graphics and other protective products businesses were lower than the masking business. The projections assumed that capital expenditures would generally be consistent with depreciation over the long term. IPC believes that its revised projections based on the June 1995 existing historic financial trends and market conditions, were its best estimate at that time of its future performance and that performance at such projected levels would not substantially detract from IPC's future earnings. However, there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.

                                   IPC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)




NOTE 4  - LONG-TERM DEBT

       At June 30, 1996 and December 31, 1995 the long-term debt of IPC was as follows:

                                                                         June 30,       December 31,
                                                                           1996             1995
                                                                           ----             ----
       Senior credit facility   . . . . . . . . . . . . . . . .        $   58,500       $   68,500
       Industrial revenue bonds   . . . . . . . . . . . . . . .            38,293           38,293
       12-1/2% IPC Notes, net of discount   . . . . . . . . . .           157,285          157,229
       Other  . . . . . . . . . . . . . . . . . . . . . . . . .             1,421            1,485
                                                                       ----------       ----------
             Total debt outstanding . . . . . . . . . . . . . .           255,499          265,507
       Less - Current installments of long-term debt  . . . . .            (5,126)          (5,128)
                                                                       ----------       ----------
             Long-term debt . . . . . . . . . . . . . . . . . .        $  250,373       $  260,379
                                                                       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  References to the Company or IPC herein reflect the consolidated results of IPC, Inc.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30,
1995

   Net Sales

       The Company's net sales decreased by 7.3% during the second quarter of 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of selling price decreases (primarily related to lower raw material costs) in substantially all product groups and unit volume decreases in certain product lines (primarily the Company's recycled and specialty papers). The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                           Three Months Ended
                                                             ---------------------------------------------
                                                             June 30,                 June 30,
                                                               1996         %           1995           %
                                                             --------    -------      ---------     ------
       Consumer Packaging   . . . . . . . . . . . . . .      $ 53,557      50.4      $ 54,815        47.8
       Industrial Packaging   . . . . . . . . . . . . .        52,670      49.6        59,838        52.2
                                                             --------     -----      --------      ------
             Total  . . . . . . . . . . . . . . . . . .      $106,227     100.0      $ 114,653      100.0
                                                             ========     =====      =========      =====


       Consumer Packaging net sales decreased by 2.3% during the second quarter of 1996 from the corresponding period in 1995. The decrease is primarily the result of decreased selling prices of extruded sheet and film (primarily related to lower raw material costs) offset by increased unit sales volume of extruded sheet. During the second quarter of 1996, pounds of extruded sheet increased 25.4% while the average selling price per pound of extruded sheet decreased 18.8% compared to the results of the corresponding period in 1995. Net sales of converted plastic and paper products during the second quarter of 1996 were generally consistent with the corresponding period in 1995.

       Industrial Packaging net sales decreased by 12.0% during the second quarter of 1996 from the corresponding period in 1995, primarily due to selling price and volume decreases of the Company's recycled and specialty papers and volume decreases of the Company's coated paper for stamp applications. The unit sales volume of recycled and specialty paper decreased 8.9% and 25.7%, respectively, principally reflecting decreased market demand. The average selling price of the Company's recycled and specialty paper decreased 18.8% during the second quarter of 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's recycled and specialty paper. The second quarter decrease in net sales was partially offset by incremental sales volume from the Company's third quarter 1995 acquisition of Packaging Products, Inc. ("PPI") and increased unit sales of the Company's masking products.

   Gross Profit

       The Company's gross profit increased 12.3% during the second quarter compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from the Company's third quarter 1995 acquisition of PPI and increased volume of extruded sheet. The increase in gross profit was partially offset by decreased unit sales volume of the Company's recycled and specialty paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the second quarter of 1996 to 22.9% from the corresponding period's level of 18.9% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, old corrugated containers ("OCC") and doublelined kraft clippings ("DLK")).

   Operating Expenses

       Selling and administrative expenses decreased 1.4% during the second quarter of 1996 and as a percentage of net sales increased to 10.4% during the second quarter of 1996 compared to 9.7% during the same period in the prior year. The increase in selling and administrative expenses as a percentage of net sales is primarily the result of the decrease in the Company's net sales during the second quarter of 1996 as discussed above.

       Amortization of intangibles decreased during the second quarter of 1996 compared to the same period in 1995 as a result of the accelerated non-cash write-off of a non-compete agreement and the write-off of goodwill in the second quarter of 1995.

    Goodwill Write-off

       During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of Ivex Coated Products Corporation (formerly L&CP Corporation) had experienced less sales volume growth and lower profitability than anticipated. As a result, the Company recorded an impairment of $13,471 during the second quarter of 1995. See "Financial Statements -- Note 3" to the Company's Consolidated Financial Statements.

    Income from Operations

       Income from operations was $13.2 million during the second quarter of 1996 compared to a loss from operations of $4.4 million during the second quarter of 1995. The increase in income from operations during the second quarter of 1996 is primarily a result of the goodwill write-off recorded during the second quarter of 1995, the decreased amortization of intangibles and the improved gross profit.

   Interest Expense

       Interest expense during the second quarter of 1996 was $7.3 million compared to $8.0 million during the same period in 1995. The decrease reflects lower average interest rates and aggregate indebtedness during 1996.

   Income taxes

       The Company's tax provisions for the quarters ended June 30, 1996 and 1995 primarily reflect provisions for state taxes.

   Net income (loss)

       Net income was $5.7 million during the second quarter of 1996 compared to a net loss of $12.5 million in the prior year. The increase in net income is primarily due to increased income from operations.

   EBITDA (before nonrecurring charges)

       EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses and goodwill write-off. The Company believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

       The following table sets forth information with respect to EBITDA (before nonrecurring charges) of the Company's product groups for the period presented.

                                                                           Three Months Ended
                                                             -----------------------------------------------
                                                             June 30,       % of      June 30,        % of

                                                               1996      Net Sales      1995        Net Sales
                                                             --------    ---------    ---------     ---------
       Consumer Packaging   . . . . . . . . . . . . . .      $ 10,388      19.4      $ 10,062        18.4
       Industrial Packaging   . . . . . . . . . . . . .         9,809      18.6         7,277        12.2
       Corporate Expense  . . . . . . . . . . . . . . .        (1,433)        -        (1,363 )         -
                                                             --------                ---------
             Total  . . . . . . . . . . . . . . . . . .      $ 18,764      17.7      $ 15,976        13.9
                                                             ========                ========


       The Company's EBITDA (before nonrecurring charges) increased 17.5% from $16.0 million to $18.8 million and EBITDA (before nonrecurring charges) margin increased from 13.9% to 17.7% during the second quarter of 1996 compared to the same period in 1995. The 3.2%, or $.3 million, increase in Consumer Packaging's EBITDA (before nonrecurring charges) in the current quarter is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance and additional unit sales volume of extruded sheet offset by the decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging's EBITDA (before nonrecurring charges) of 34.8% or $2.5 million, is primarily due to the incremental EBITDA (before nonrecurring charges) from the Company's third quarter 1995 acquisition of PPI and decreased raw material costs for the Company's recycled and specialty papers offset by decreased unit sales volume of the Company's recycled and specialty papers.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30,
1995

   Net Sales

       The Company's net sales decreased by 7.5% during the six months ended June 30, 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of selling price decreases (primarily related to lower raw material costs) in substantially all product groups and unit volume decreases in certain product lines (primarily the Company's recycled and specialty papers). The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                           Six Months Ended
                                                             ---------------------------------------------
                                                             June 30,                 June 30,
                                                               1996         %           1995           %
                                                             --------    -------      ---------     ------
       Consumer Packaging   . . . . . . . . . . . . . .      $103,495      49.2      $ 107,262       47.1
       Industrial Packaging   . . . . . . . . . . . . .       106,948      50.8        120,281       52.9
                                                             --------     -----      ---------     ------
             Total  . . . . . . . . . . . . . . . . . .      $210,443     100.0      $ 227,543      100.0
                                                             ========     =====      =========      =====


       Consumer Packaging net sales decreased by 3.5% during the six months ended June 30, 1996 from the corresponding period in 1995. The decrease is primarily the result of decreased selling prices of extruded sheet and film (primarily related to lower raw material costs) offset by increased unit sales of extruded sheet. During the six months ended June 30, 1996, pounds of extruded sheet and film sold increased 7.1% and the average selling price per pound of extruded sheet decreased 17.2% over the results of the corresponding period in 1995. Net sales of converted plastic and paper products during the six months ended June 30, 1996 were comparable with net sales during the corresponding period in 1995.

       Industrial Packaging's net sales decreased by 11.1% during the six months ended June 30, 1996 from the corresponding period in 1995, primarily due to selling price and volume decreases of the Company's recycled and specialty papers and volume decreases of the Company's coated paper for stamp applications. The unit sales volume of recycled and specialty paper decreased 12.9% and 31.6%, respectively, principally reflecting decreased market demand. The average net selling price of the Company's recycled and specialty paper decreased 11.3% during the six months ended June 30, 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's recycled and specialty paper. The six month period decrease in net sales was partially offset by incremental sales volume from the Company's third quarter 1995 acquisition of PPI and increased unit sales of the Company's masking products.

   Gross Profit

       The Company's gross profit increased 7.6% during the six months ended June 30, 1996 compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from the Company's third quarter 1995 acquisition of PPI and increased volume of extruded sheet. The increase in gross profit was partially offset by decreased unit sales volume of the Company's recycled and specialty paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the first six months of 1996 to 21.8% from the corresponding period's level of 18.7% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, OCC and DLK).

   Operating Expenses

       Selling and administrative expenses increased .9% during the first six months of 1996 and as a percentage of net sales increased to 10.5% during the first six months of 1996, compared to 9.6% during the same period in the prior year. The increase in selling and administrative expenses as a percentage of net sales is primarily the result of the decrease in the Company's net sales during the six month period ended June 30, 1996 as discussed above.

       Amortization of intangibles decreased $1.4 million during the six month period ended June 30, 1996 compared to the same period in 1995 as a result of the accelerated non-cash write-off of a non-compete agreement and the write-off of goodwill in the first six months of 1995.

   Goodwill Write-off

       See "Results of Operations -- for the Three Months Ended June 30, 1996 and June 30, 1995 -- Goodwill Write-off."

   Income from Operations

       Income from operations and operating margin were $23.4 million and 11.1%, respectively, during the six months ended June 30, 1996 compared to $5.5 million and 2.4%, respectively, during the same period in 1995. The increase is primarily attributable to the $13.5 million write-off of goodwill and the accelerated amortization of a non-compete agreement of $1.1 million recorded during 1995.

   Interest Expense

       Interest expense during the first six months of 1996 was $14.9 million compared to $15.6 million during the same period in 1995. The decrease reflects lower average interest rates and aggregate indebtedness during 1996.

   Income taxes

       The Company's tax provisions for the six months ended June 30, 1996 and 1995 primarily reflect provisions for state taxes.

   Net income (loss)

       Net income was $8.0 million during the six months ended June 30, 1996 compared to a net loss of $10.8 million in the prior year. The increase in net income is primarily due to increased income from operations.

   EBITDA (before nonrecurring charges)

       EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses and goodwill write-off. The Company believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

             The following table sets forth information with respect to EBITDA (before nonrecurring charges) of the Company's product groups for the periods presented.

                                                                             Six Months Ended
                                                             -----------------------------------------------
                                                             June 30,        % of     June 30,           % of
                                                               1996      Net Sales      1995        Net Sales
                                                             --------    ---------    ---------    ----------
       Consumer Packaging   . . . . . . . . . . . . . .      $ 19,167       18.5      $  17,877       16.7
       Industrial Packaging   . . . . . . . . . . . . .        18,452       17.3         15,857       13.2
       Corporate Expense  . . . . . . . . . . . . . . .        (2,931)         -         (2,690)         -
                                                             ---------                ---------
             Total  . . . . . . . . . . . . . . . . . .      $ 34,688       16.5      $  31,044       13.6
                                                             ========                 =========


       The Company's EBITDA (before nonrecurring charges) increased 11.7% from $31.0 million to $34.7 million and EBITDA (before nonrecurring charges) margin increased from 13.6% to 16.5% during the first six months of 1996. The 7.2%, or $1.3 million, increase in Consumer Packaging's EBITDA (before nonrecurring charges) in the current six month period is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance and additional unit sales volume of extruded sheet offset by decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging EBITDA (before nonrecurring charges) of 16.4%, or $2.6 million, is primarily due to the incremental EBITDA from the Company's third quarter 1995 acquisition of PPI and decreased raw material costs for the Company's recycled and specialty papers offset by decreased unit sales volume of the Company's recycled and specialty papers.

   Liquidity and Capital Resources

       Ivex conducts business through IPC and has no operations of its own.
The primary asset of Ivex is the common stock of IPC which has been pledged to secure the obligations of IPC and IPC's subsidiaries under IPC's senior credit facility. Ivex is dependent on the cash flow of IPC and its subsidiaries in order to pay the principal and interest on the 13-1/4% Senior Discount Debentures due March 15, 2005 (the "13-1/4% Ivex Discount Debentures"); however, IPC has no contractual obligations to distribute any such cash flow to Ivex. In addition, IPC's senior credit facility contains provisions that (except for certain limited exceptions) prohibit the payment of dividends and distributions by IPC to Ivex. Moreover, the indenture governing the 12-1/2% Senior Subordinated Notes due 2002 (the "12-1/2% Subordinated Note Indenture") contains provisions that limit IPC's ability to pay dividends and make distributions to Ivex.

       IPC's long-term debt, less current installments, decreased to $250.4 million at June 30, 1996 from $260.4 million at December 31, 1995 reflecting revolving credit facility payments of $7.5 million and $2.5 million of scheduled debt reductions. The long-term debt of IPC consists primarily of the $157.3 million of IPC's 12-1/2% Senior Subordinated Notes (the "12-1/2% IPC Notes"), term loans of $57.5 million under IPC's senior credit facility, $38.3 million of industrial revenue bonds and revolving credit facility borrowings of $1.0 million.

       At June 30, 1996, IPC had cash and cash equivalents of $4.4 million and $52.2 million available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at June 30, 1996 was $39.9 million.

       The primary short-term and long-term operating cash requirements for IPC are for debt service, working capital and capital expenditures. IPC expects to rely on cash generated from operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at June 30, 1996, $52.2 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. IPC believes it should generate sufficient cash flows to service the cash interest payments on the 12-1/2% IPC Notes from 1996 to their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC may not generate sufficient cash flows to retire the $158.0 million principal amount of 12-1/2% IPC Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness and dividends are restricted under these facilities.

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

       Each holder of the 12-1/2% IPC Notes may require IPC to repurchase such holders' 12-1/2% IPC Notes in the event of a change of control at 101% of principal amount thereof, plus accrued interest to the date of repurchase. The indenture under which the 12- 1/2% IPC Notes are issued contains certain covenants that, among other things, limit the ability of IPC to incur additional indebtedness, pay dividends or repurchase stock.

       Ivex's primary long-term cash requirements are for the debt service relating to the 13-1/4% Company Discount Debentures. Commencing on September 15, 2000, cash interest on the 13-1/4% Ivex Discount Debentures will be payable semi-annually and on March 15, 2005, the 13-1/4% Ivex Discount Debentures will mature and the aggregate principal amount then outstanding will become due and payable. Ivex will be dependent on the cash flow of IPC and IPC's subsidiaries in order to meet its debt service obligations. Significant contractual and other restrictions exist on the payment of dividends and the making of loans by IPC to Ivex. In addition, as a result of the goodwill write-offs in 1993 and 1995, IPC's ability to make distributions to Ivex under the 12-1/2%
Subordinated Note Indenture has been impaired; consequently this Indenture will require modification before any such distributions to Ivex can be made. Regardless, IPC and IPC's subsidiaries may not generate sufficient cash flows to distribute to Ivex in order for Ivex to service the cash interest payments on the 13-1/4% Ivex Discount Debentures that commence in September 2000 or to retire the $160 million principal amount of 13-1/4% Ivex Discount Debentures upon their maturity in 2005. Consequently, all or a portion of the 13-1/4% Ivex Discount Debentures may require refinancing prior to such dates. Ivex believes that distributions from IPC and its access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 13-1/4% Ivex Discount Debentures and to refinance any remaining principal amount of the 13-1/4% Ivex Discount Debentures upon their maturity in 2005, although there can be no assurance that this will be the case. In the event that Ivex is unable to service the cash interest payments on or to retire or refinance the 13-1/4% Ivex Discount Debentures or unable to obtain any required consents from the holders of the 12-1/2% IPC Notes to make interest payments on the 13-1/4% Ivex Discount Debentures, Ivex may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. During the period prior to September 15, 2000, Ivex does not expect to have significant cash requirements.

        IPC's senior credit facility is comprised of $57.5 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility of which approximately $52.2 million was available at June 30, 1996. The term loans require quarterly payments of $1.3 million from March 31, 1996 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in the IPC's senior credit facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. The Company's actual interest rate on the term loans and the revolving credit facility at June 30, 1996 was the LIBOR reserve adjusted rate, as defined, plus 2.00%. IPC pays a fee of 0.5% on the unused portion of the revolving credit facility. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. Under IPC's senior credit facility, IPC is required to maintain certain financial ratios and levels of net worth while future indebtedness and dividends are restricted.

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

       Primarily as a consequence of IPC's 1993 and 1995 goodwill write-offs, as of June 30, 1996, its recorded assets are less than its recorded liabilities by approximately $37.7 million. IPC believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

       IPC made capital expenditures of $8.0 million and $6.7 million for each of the six months ended June 30, 1996 and 1995, respectively, and expects that its capital expenditures in 1996 will approximate $16.0 million to $18.0 million. IPC was not committed under any material contractual obligations for capital expenditures as of June 30, 1996.

       On May 17, 1996, IPC and Package Acquisition, Inc., a wholly-owned subsidiary of IPC, entered into an Agreement and Plan of Merger with CFI Industries, Inc. ("CFI") and Equity Holdings, CFI's majority stockholder. Subject to the satisfaction of certain conditions, Ivex expects that on or about August 16, 1996 Packaging Acquisition, Inc. will merge with and into CFI with CFI surviving the merger as a wholly-owned subsidiary of IPC (the "Merger"). CFI, through its wholly-owned subsidiary, Plastofilm Industries, Inc., is an integrated custom thermoformer of plastic packaging for the medical, electronics and consumer markets.

       Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the outstanding shares of common stock of CFI will be converted into the right to receive approximately $13.9 million in the aggregate and IPC will assume approximately $4.5 million of indebtedness. IPC expects to finance the acquisition and all other fees and expenses associated with the Merger through cash from operations and borrowings under IPC's revolving credit facility.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which IPC or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company or IPC.

ITEM 5.  OTHER INFORMATION.

      On May 17, 1996, IPC and Package Acquisition, Inc., a wholly-owned subsidiary of IPC, entered into an Agreement and Plan of Merger with CFI Industries, Inc. ("CFI") and Equity Holdings, CFI's majority stockholder. Subject to the satisfaction of certain conditions, Ivex expects that on or about August 16, 1996 Packaging Acquisition, Inc. will merge with and into CFI with CFI surviving the merger as a wholly-owned subsidiary of IPC (the "Merger"). CFI, through its wholly-owned subsidiary, Plastofilm Industries, Inc., is an integrated custom thermoformer of plastic packaging for the medical, electronics and consumer markets.

       Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the outstanding shares of common stock of CFI will be converted into the right to receive approximately $13.9 million in the aggregate and IPC will assume approximately $4.5 million of indebtedness. IPC expects to finance the acquisition and all other fees and expenses associated with the Merger through cash from operations and borrowings under IPC's revolving credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

                                                                                     Incorporated by
                                                                                     Reference From
                                                                             --------------------------------
                                                                             Exhibit         Registration No.
       Exhibit No.               Description of Document                      Number            or Report
       ----------     ------------------------------------------------        ------      -------------------
          10.14       Amended and Restated Employment Agreement,               10.14      Ivex June 30, 1996
                      dated as of May 30, 1996, between IPC, Inc. and                     Form 10-Q
                      George V. Bayly

          10.15       Amendment No. 2 to Employment Agreement,                 10.15      Ivex June 30, 1996
                      dated May 30, 1996, between IPC, Inc. and                           Form 10-Q
                      Frank V. Tannura

          10.16       Form of Amended and Restated IPC, Inc. Stock             10.16      Ivex June 30, 1996
                      Option and Purchase Agreement and Amended                           Form 10-Q
                      Restated Ivex Packaging Corporation Stock
                      Option and Purchase Agreement, each dated as
                      of January, 1996

          10.54       Agreement and Plan of Merger, dated as of                A-1        CFI Industries Inc.'s
                      May 17, 1996 (as amended), among IPC, Inc.,                         Proxy Statement
                      Package Acquisition Inc., CFI Industries and                        dated July 22, 1996
                      Equity Holding

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                      Commission for information only and not filed.


                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IPC, Inc.




                                        By:     /s/ Frank V. Tannura
                                              -------------------------------
                                             Frank V.Tannura Vice President and
                                             Principal Financial Officer

August 14, 1996
  ( Date )