Form 10-Q
period 1996-09-30
IPC INC
filed 1996-11-13
CIK 891806

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                        ________________________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           _________________________


For the Quarter Ended September 30, 1996         Commission File Number 33-52150

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

         Yes   X    No
             -----     -----

         At November 12, 1996, there were 120,890 shares of common stock, par value $0.01 per share, outstanding.


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   IPC, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                  ASSETS
                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                              1996             1995
                                                                              ----             ----
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .         $   7,195         $   4,793
  Accounts receivable trade, net of allowance   . . . . . . . . .            55,025            46,077
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .            49,887            44,050
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . .             5,717             5,417
                                                                          ---------         ---------
     Total current assets . . . . . . . . . . . . . . . . . . . .           117,824           100,337
                                                                          ---------         ---------
Property, Plant and Equipment:
  Buildings and improvements  . . . . . . . . . . . . . . . . . .            49,721            47,108
  Machinery and equipment   . . . . . . . . . . . . . . . . . . .           219,619           208,820
  Construction in progress  . . . . . . . . . . . . . . . . . . .            11,399             4,159
                                                                          ---------         ---------
                                                                            280,739           260,087
  Less - Accumulated depreciation   . . . . . . . . . . . . . . .          (118,613)         (102,098)
                                                                          ---------         ---------
                                                                            162,126           157,989
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,304             7,504
                                                                          ---------         ---------
     Total property, plant and equipment  . . . . . . . . . . . .           170,430           165,493
                                                                          ---------         ---------
Other Assets:
  Goodwill, net of accumulated amortization   . . . . . . . . . .            22,206            13,938
  Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . .            11,518            12,423
                                                                          ---------         ---------
     Total other assets . . . . . . . . . . . . . . . . . . . . .            33,724            26,361
                                                                          ---------         ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 321,978         $ 292,191
                                                                          =========         =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt  . . . . . . . . . . . .         $   5,281         $   5,128
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            28,280            27,256
  Accrued salary and wages  . . . . . . . . . . . . . . . . . . .             9,493             7,781
  Self insurance reserves   . . . . . . . . . . . . . . . . . . .             6,900             6,339
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .             6,750             1,747
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .            22,566            14,033
                                                                          ---------         ---------
     Total current liabilities  . . . . . . . . . . . . . . . . .            79,270            62,284
                                                                          ---------         ---------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .           260,287           260,379
                                                                          ---------         ---------
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .             4,748             6,472
                                                                          ---------         ---------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . .             8,770             8,770
                                                                          ---------         ---------
Stockholders' Deficit:
  IPC, Inc. common stock, $.01 par value -
     200,000 shares authorized; and 120,890 shares
     issued and outstanding . . . . . . . . . . . . . . . . . . .                 1                 1
  Paid in capital in excess of par value  . . . . . . . . . . . .            73,417            73,417
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .          (103,031)         (117,648)
  Foreign currency translation adjustment   . . . . . . . . . . .            (1,484)           (1,484)
                                                                          ---------         ---------
     Total stockholders' deficit  . . . . . . . . . . . . . . . .           (31,097)          (45,714)
                                                                          ---------         ---------
Total Liabilities and Stockholders' Deficit . . . . . . . . . . .         $ 321,978         $ 292,191
                                                                          =========         =========


         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            Quarter Ended               Nine Months Ended
                                                            September 30,                 September 30,
                                                       -------------------------     -----------------------
                                                            1996         1995            1996         1995
                                                            ----         ----            ----         ----

Net sales . . . . . . . . . . . . . . . . . . . . .    $   118,652   $   114,719     $   329,095   $ 342,262
Cost of goods sold  . . . . . . . . . . . . . . . .         92,063        94,045         256,731     279,031
                                                       -----------   -----------     -----------   ---------
Gross profit  . . . . . . . . . . . . . . . . . . .         26,589        20,674          72,364      63,231
                                                       -----------   -----------     -----------   ---------
Operating expenses:
  Selling   . . . . . . . . . . . . . . . . . . . .          5,159         4,349          14,758      13,849
  Administrative  . . . . . . . . . . . . . . . . .          7,037         5,359          19,570      17,785
  Amortization of intangibles   . . . . . . . . . .            199            95             457       1,769
  Write-off of goodwill   . . . . . . . . . . . . .                                                   13,471
                                                       -----------   -----------     -----------   ---------
Total operating expenses  . . . . . . . . . . . . .         12,395         9,803          34,785      46,874
                                                       -----------   -----------     -----------   ---------
Income from operations  . . . . . . . . . . . . . .         14,194        10,871          37,579      16,357
Interest expense  . . . . . . . . . . . . . . . . .          7,320         7,898          22,260      23,530
                                                       -----------   -----------     -----------   ---------
Income (loss) before income taxes . . . . . . . . .          6,874         2,973          15,319      (7,173)
Income tax provision  . . . . . . . . . . . . . . .           (262)         (356)           (702)       (980)
                                                       -----------   -----------     ----------    --------
Net income (loss) . . . . . . . . . . . . . . . . .    $     6,612   $     2,617     $    14,617   $  (8,153)
                                                       ===========   ===========     ===========   =========





         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                          IPC, Inc.         Paid in                       Foreign
                                                        Common Stock        Capital                       Currency
                                                      ----------------    In Excess of   Accumulated     Translation Stockholders'
                                                      Shares    Amount     Par Value      Deficit        Adjustment    Deficit
                                                      ------    ------     ---------      -------        ----------   ---------
Balance at December 31, 1994  . . . . . . . . . .     120,890      $1       $73,417     $(104,672)        $(902)     $(32,156)
    Foreign currency translation adjustment   . .                                                          (582)         (582)
    Net loss  . . . . . . . . . . . . . . . . . .
                                                                                          (12,976)                    (12,976)
                                                      -------      ---       -------    ---------       -------      --------
Balance at December 31, 1995  . . . . . . . . . .     120,890       1        73,417      (117,648)       (1,484)      (45,714)
    Net income  . . . . . . . . . . . . . . . . .                                          14,617                      14,617
                                                      -------      ---       -------    ---------       -------      --------
Balance at September 30, 1996 . . . . . . . . . .     120,890      $ 1       $73,417    $(103,031)      $(1,484)     $(31,097)
                                                      =======      ===       =======    =========       =======      ========


        The accompanying notes are an integral part of this statement.

                                   IPC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                         1996            1995
                                                                                         ----            ----
Cash flows from operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 14,617        $(8,153)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation of properties  . . . . . . . . . . . . . . . . . . . . . .         16,705         15,357
        Amortization of intangibles and debt issue costs  . . . . . . . . . . .          1,307         16,553
                                                                                     ---------       --------
                                                                                        32,629         23,757
    Change in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,006)        (8,981)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,659)           107
       Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . .            355           (347)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,270)        (6,947)
       Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .          9,217          4,732
                                                                                     ---------       --------
         Net cash from operating activities . . . . . . . . . . . . . . . . . .         35,266         12,321
                                                                                     ---------       --------
Cash flows from financing activities:
  Payment of senior credit facilities   . . . . . . . . . . . . . . . . . . . .         (3,750)        (6,071)
  Proceeds from revolving credit facility   . . . . . . . . . . . . . . . . . .          3,200         17,100
  Payment of debt issue costs   . . . . . . . . . . . . . . . . . . . . . . . .           (272)          (216)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            568           (150)
                                                                                     ---------       --------
         Net cash from (used by) financing activities . . . . . . . . . . . . .           (254)        10,663
                                                                                     ---------       --------
Cash flows from investing activities:
  Purchase of property, plant and equipment   . . . . . . . . . . . . . . . . .        (11,974)       (13,068)
  Acquisition of CFI Industries, Inc., net of cash acquired   . . . . . . . . .        (17,262)
  Acquisition of Trio Products  . . . . . . . . . . . . . . . . . . . . . . . .         (3,524)
  Acquisition of Packaging Products, Inc.   . . . . . . . . . . . . . . . . . .                       (11,735)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            150           (147)
                                                                                     ---------       --------
         Net cash used by investing activities  . . . . . . . . . . . . . . . .        (32,610)       (24,950)
                                                                                     ---------       --------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .          2,402         (1,966)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          4,793          6,240
                                                                                     ---------       --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .      $   7,195       $  4,274
                                                                                     =========       ========

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  16,407       $ 17,449
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,011            886
Supplemental schedule of non-cash investing and financing activities:
    Issuance of non-current note for accounts receivable  . . . . . . . . . . .                         1,000
    The Company purchased all of the capital stock of CFI Industries, Inc.  In conjunction with the acquisition, liabilities were assumed as follows:
       Fair value of assets acquired                                                 $  27,127
       Cash paid for the capital stock                                                 (18,423)
                                                                                     ---------
         Liabilities assumed                                                         $   8,704
                                                                                     =========

         The accompanying notes are an integral part of this statement.

                                  IPC, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (dollars in thousands)


  NOTE 1 - ACCOUNTING AND REPORTING POLICIES:

      In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") of IPC, Inc. ("IPC" or the "Company"). IPC is a wholly owned subsidiary of Ivex Packaging Corporation ("Ivex").

      The Company's accounting and reporting policies are summarized in Note 2 of the IPC Form 10-K.

   Accounts Receivable

      Accounts receivable at September 30, 1996 and December 31, 1995 consist of the following:

                                                              September 30,     December 31,
                                                                   1996             1995
                                                                   ----             ----
       Accounts receivable  . . . . . . . . . . . . . . .        $ 57,461        $  48,089
       Less -- Allowance for doubtful accounts  . . . . .         (2,436)          (2,012)
                                                                 -------         --------
                                                                 $ 55,025        $  46,077
                                                                 ========        =========

   Inventories

       Inventories at September 30, 1996 and December 31, 1995 consist of the following:

                                                              September 30,     December 31,
                                                                   1996             1995
                                                                   ----             ----
       Raw materials  . . . . . . . . . . . . . . . . . .        $ 26,348        $  24,148
       Finished goods   . . . . . . . . . . . . . . . . .          23,539           19,902
                                                                 --------        ---------
                                                                 $ 49,887        $  44,050
                                                                 ========        =========

NOTE 2 - INCOME TAXES:

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



NOTE 3 - GOODWILL:

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

       Consistent with its accounting policy for goodwill and long-lived assets at that time, the Company made a reassessment of its remaining goodwill, all of which pertains to the above operating units, during the second quarter of 1995 and revised its projections to more accurately reflect expected future results at that time. The Company segregated the assets and cash flows of these three operating units in its 1995 assessment of the recoverability of its goodwill because such segregation was the lowest level for which cash flows were identifiable and independent of one another as of the second quarter of 1995. In order to evaluate its goodwill impairment as of June 30, 1995, the Company projected the cash flows allocable to these businesses over the estimated remaining goodwill amortization periods of approximately 34 years. The Company then discounted such cash flows at a rate of 16-1/2% which it believed was commensurate with the risk involved. The Company selected a pre-tax weighted average cost of capital (reflective of other comparable companies within its industry) for purposes of discounting its cash flows. The discounted cash flows of each business were then compared to the sum of the business group's working capital and net book value of fixed assets. Impairment of goodwill was then measured by comparing the remaining discounted cash flow to the net book value of the business groups' goodwill. Upon comparison, the discounted cash flows for the graphics and other protective products businesses were insufficient to recover each of such businesses' goodwill. Accordingly, the Company recorded an impairment of $13,471 during the second quarter of 1995.

       The 1995 revised projections for this portion of the Company's business were extrapolated from the market conditions and competitive pressures existing at that time and were based upon, among other things, the assumptions that growth of operating income before depreciation and amortization would range from 2-6% per year through 1999, from 1-3% per year from 2000-2010 and 0% per year from 2011-2029. The growth assumptions for the graphics and other protective products businesses were lower than the masking business. The projections assumed that capital expenditures would generally be consistent with depreciation over the long term. The Company believes that its revised projections based on the June 1995 existing historic financial trends and market conditions, were its best estimate at that time of its future performance and that performance at such projected levels would not substantially detract from the Company's future earnings. However, there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.

                                   IPC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)




NOTE 4  - LONG-TERM DEBT:

       At September 30, 1996 and December 31, 1995 the long-term debt of IPC was as follows:

                                                                      September 30,     December 31,
                                                                           1996             1995
                                                                           ----             ----

       Senior credit facility   . . . . . . . . . . . . . . . .        $   67,950       $   68,500
       Industrial revenue bonds   . . . . . . . . . . . . . . .            38,293           38,293
       12-1/2% IPC Notes, net of discount   . . . . . . . . . .           157,312          157,229
       Other  . . . . . . . . . . . . . . . . . . . . . . . . .             2,013            1,485
                                                                       ----------       ----------
             Total debt outstanding . . . . . . . . . . . . . .           265,568          265,507
       Less - Current installments of long-term debt  . . . . .           (5,281)          (5,128)
                                                                       ---------        ---------
             Long-term debt . . . . . . . . . . . . . . . . . .        $  260,287       $  260,379
                                                                       ==========       ==========


NOTE 5 - ACQUISITIONS:

       On August 16, 1996, IPC acquired CFI Industries, Inc. ("CFI" or "Plastofilm") for an aggregate purchase price of $18,423, including the repayment of certain indebtedness of CFI and related acquisition fees and expenses. Through its subsidiary, Plastofilm Industries, Inc., CFI is a fully integrated custom thermoformer of plastic packaging products for the medical, electronic and personal care industries.

       On September 11, 1996, IPC acquired substantially all of the assets of Trio Products, Inc. ("Trio") for an aggregate purchase price of $3,524, including related acquisition fees and expenses. Trio extrudes recycled PET sheet, high density polyethylene and polypropylene sheet.

       Both of these acquisitions were accounted for as a purchase; accordingly, the purchase price was allocated to the specific assets acquired and liabilities assumed based upon their fair value at date of acquisition. The Company's 1996 consolidated financial statements include the results of operations and cash flows of CFI and Trio from their respective acquisition dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       References to the Company or IPC herein reflect the consolidated results of IPC, Inc.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

   Net Sales

       The Company's net sales increased by 3.4% during the third quarter of 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of incremental sales from Packaging Products, Inc. ("PPI") which was acquired late in the third quarter of 1995 and from Plastofilm and Trio which were acquired during the third quarter of 1996. Such increases were partially offset by selling price decreases (primarily related to lower raw material costs) in substantially all product groups. The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                          Three Months Ended
                                                            ----------------------------------------------
                                                          September 30,             September 30,
                                                               1996         %           1995           %
                                                            ----------   -------     -----------    ------

       Consumer Packaging   . . . . . . . . . . . . . .      $ 63,959      53.9       $  58,932      51.4
       Industrial Packaging   . . . . . . . . . . . . .        54,693      46.1          55,787      48.6
                                                             --------     -----       ---------     -----
             Total  . . . . . . . . . . . . . . . . . .      $118,652     100.0       $ 114,719     100.0
                                                             ========     =====       =========     =====


       Consumer Packaging net sales increased by 8.5% during the third quarter of 1996 from the corresponding period in 1995. The increase is primarily the result of incremental sales during the third quarter of 1996 from Plastofilm and Trio and increased unit sales volume of extruded sheet, partially offset by selling price decreases (primarily related to lower raw material costs). Plastofilm and Trio contributed net sales of approximately $4.7 million during
the quarter ended September 30, 1996.   During the third quarter of 1996,
pounds of extruded sheet increased 37.5% while the average selling price per pound of extruded sheet decreased 18.0% compared to the results of the corresponding period in 1995. Net sales of converted plastic and paper products during the third quarter of 1996 were generally consistent with the corresponding period in 1995.

       Industrial Packaging net sales decreased by 2.0% during the third quarter of 1996 from the corresponding period in 1995, primarily due to selling price decreases of the Company's recycled and specialty paper and volume decreases of the Company's recycled papers and coated paper for stamp applications. The average selling price of the Company's recycled and specialty paper decreased 16.6% during the third quarter of 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's recycled and specialty paper. The unit sales volume of recycled paper decreased 7.3%, principally reflecting decreased production due to a flood that occurred during the third quarter of 1996 at the Company's largest recycled mill in Joliet,
Illinois.   The third quarter decrease in net sales was partially offset by incremental sales volume from PPI which was acquired late in the third quarter of 1995.

   Gross Profit

       The Company's gross profit increased 28.6% during the third quarter compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from PPI and Plastofilm and from increased volume of extruded sheet. The increase in gross profit was partially offset by decreased unit sales volume of the Company's recycled paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the third quarter of 1996 to 22.4% from the corresponding period's level of 18.0% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, old corrugated containers ("OCC") and double lined kraft clippings ("DLK")).

   Operating Expenses

       Selling and administrative expenses increased 25.6% during the third quarter of 1996 primarily as a result of the incremental expenses associated with PPI, Plastofilm and Trio. As a percentage of net sales, selling and administrative expenses increased to 10.3% during the third quarter of 1996 compared to 8.5% during the same period in the prior year primarily due to the decrease in selling price.

       Amortization of intangibles increased during the third quarter of 1996 compared to the same period in 1995 as a result of the incremental amortization associated with PPI, Plastofilm and Trio.

    Income from Operations

       Income from operations was $14.2 million during the third quarter of 1996 compared to income from operations of $10.9 million during the third quarter of 1995. The increase in income from operations during the third quarter of 1996 is primarily a result of the increased gross profit.

   Interest Expense

       Interest expense during the third quarter of 1996 was $7.3 million compared to $7.9 million during the same period in 1995. The decrease reflects lower average interest rates during 1996.

   Income taxes

       The Company's tax provisions for the quarters ended September 30, 1996 and 1995 primarily reflect provisions for state taxes.

   Net income

       Net income was $6.6 million during the third quarter of 1996 compared to
net income of $2.6 million in the prior year.   The increase in net income is
primarily due to increased income from operations and reduced interest expense.

   EBITDA

       EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses. Ivex believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

       The following table sets forth information with respect to EBITDA of the Company's product groups for the period presented.

                                                                           Three Months Ended
                                                            -----------------------------------------------
                                                          September 30,     % of    September 30,     % of

                                                               1996      Net Sales      1995        Net Sales
                                                            ----------   ---------   -----------    ---------

       Consumer Packaging   . . . . . . . . . . . . . .      $ 11,701      18.3       $   9,361      15.9
       Industrial Packaging   . . . . . . . . . . . . .        10,160      18.6           7,845      14.1
       Corporate Expense  . . . . . . . . . . . . . . .        (1,808)        -          (1,296)        -
                                                             --------                 ---------
             Total  . . . . . . . . . . . . . . . . . .      $ 20,053      16.9       $  15,910      13.9
                                                             ========                 =========


       The Company's EBITDA increased 26.0% from $15.9 million to $20.1 million and EBITDA margin increased from 13.9% to 16.9% during the third quarter of 1996 compared to the same period in 1995. The 25.0%, or $2.3 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance, additional unit sales volume of extruded sheet and the incremental EBITDA from Plastofilm which the Company acquired in the third quarter of 1996. Such increases were partially offset by the decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging's EBITDA of 29.5% or $2.3 million, is primarily due to the incremental EBITDA from PPI which the Company acquired in the third quarter of 1995 and decreased raw material costs for the Company's recycled and specialty papers.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

   Net Sales

       The Company's net sales decreased by 3.8% during the nine months ended September 30, 1996 over the Company's net sales during the corresponding period in 1995 primarily as a result of selling price decreases (primarily related to lower raw material costs) in substantially all product groups and unit volume decreases in certain product lines (primarily the Company's recycled and specialty papers). The following table sets forth information with respect to net sales of the Company's product groups for the period presented:

                                                                          Nine Months Ended
                                                            ----------------------------------------------
                                                          September 30,             September 30,
                                                               1996         %           1995           %
                                                            ----------   -------     -----------    ------

       Consumer Packaging   . . . . . . . . . . . . . .      $167,454      50.9       $ 166,194      48.6
       Industrial Packaging   . . . . . . . . . . . . .       161,641      49.1         176,068      51.4
                                                             --------     -----       ---------    ------
             Total  . . . . . . . . . . . . . . . . . .      $329,095     100.0       $ 342,262     100.0
                                                             ========     =====       =========     =====


       Consumer Packaging net sales increased by .8% during the nine months ended September 30, 1996 from the corresponding period in 1995. The increase is primarily the result of incremental sales from Plastofilm and Trio which were acquired during the third quarter of 1996 and increased unit sales volume of extruded sheet. Plastofilm and Trio contributed net sales of approximately $4.7 million. Such increases were partially offset by decreased selling prices of extruded sheet and film (primarily related to lower raw material costs). During the nine months ended September 30, 1996, pounds of extruded sheet and film sold increased 11.0% while the average selling price per pound of extruded sheet decreased 17.6% over the results of the corresponding period in 1995.
Net sales of converted plastic and paper products during the nine months ended September 30, 1996 were comparable with net sales during the corresponding period in 1995.

       Industrial Packaging's net sales decreased by 8.2% during the nine months ended September 30, 1996 from the corresponding period in 1995, primarily due to selling price and volume decreases of the Company's recycled and specialty papers and volume decreases of the Company's coated paper for stamp applications. The unit sales volume of recycled and specialty paper decreased 11.1% and 21.1%, respectively, principally reflecting decreased market demand. The average net selling price of the Company's recycled and specialty paper decreased 13.1% during the nine months ended September 30, 1996 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs and weakened demand for the Company's recycled and specialty paper. The nine month period decrease in net sales was partially offset by incremental sales volume from the Company's third quarter 1995 acquisition of PPI.

   Gross Profit

       The Company's gross profit increased 14.4% during the nine months ended September 30, 1996 compared to the corresponding period in the prior year primarily as a result of the incremental gross profit from PPI which was acquired during the third quarter of 1995, the incremental gross profit from Plastofilm which was acquired during the third quarter of 1996 and from increased volume of extruded sheet. The increase in gross profit was partially offset by decreased unit sales volume of the Company's recycled and specialty paper and the Company's coated paper for stamp applications and decreased profitability of the Company's polymerization operations. Gross profit margin increased during the first nine months of 1996 to 22.0% from the corresponding period's level of 18.5% primarily as a result of decreases in the cost of the Company's raw materials (including styrene, polystyrene, polyethylene, OCC and DLK).

   Operating Expenses

       Selling and administrative expenses increased 8.5% during the first nine months of 1996 primarily as a result of the incremental expenses associated with PPI, Plastofilm and Trio. As a percentage of net sales, selling and administrative expenses increased to 10.4% during the first nine months of 1996, compared to 9.2% during the same period in the prior year primarily due to the decrease in selling price.

       Amortization of intangibles decreased $1.3 million during the nine month period ended September 30, 1996 compared to the same period in 1995 as a result of the accelerated non-cash write-off of a non-compete agreement in the first six months of 1995.

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

   Income from Operations

       Income from operations and operating margin were $37.6 million and 11.4%, respectively, during the nine months ended September 30, 1996 compared to $16.4 million and 4.8%, respectively, during the same period in 1995. The increase is primarily attributable to the $13.5 million write-off of goodwill and the accelerated amortization of a non-compete agreement of $1.1 million recorded during 1995 and the increased gross profit during 1996.

   Interest Expense

       Interest expense during the first nine months of 1996 was $22.3 million compared to $23.5 million in the same period in 1995 reflecting lower interest rates.

   Income taxes

       The Company's tax provisions for the nine months ended September 30, 1996 and 1995 primarily reflect provisions for state taxes.

   Net income (loss)

       Net income was $14.6 million during the nine months ended September 30, 1996 compared to a net loss of $8.2 million in the prior year. The increase in net income is primarily due to increased income from operations.

   EBITDA (before nonrecurring charges)

       EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses and goodwill write-off. Ivex believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

             The following table sets forth information with respect to EBITDA (before nonrecurring charges) of the Company's product groups for the periods presented.

                                                                          Nine Months Ended
                                                        -------------------------------------------------------
                                                         September 30,      % of     September 30,      % of
                                                              1996       Net Sales          1995      Net Sales
                                                          -----------    ---------   -------------    ---------

       Consumer Packaging   . . . . . . . . . . . . .       $ 30,868        18.4      $  27,238          16.4
       Industrial Packaging   . . . . . . . . . . . .         28,612        17.7         23,702          13.5
       Corporate Expense  . . . . . . . . . . . . . .         (4,739)          -         (3,986)            -
                                                            --------                  ---------
             Total  . . . . . . . . . . . . . . . . .       $ 54,741        16.6      $  46,954          13.7
                                                            ========                  =========


       The Company's EBITDA (before nonrecurring charges) increased 16.6% from $47.0 million to $54.7 million and EBITDA (before nonrecurring charges) margin increased from 13.7% to 16.6% during the first nine months of 1996. The 13.3%, or $3.6 million, increase in Consumer Packaging's EBITDA (before nonrecurring charges) in the current nine month period is primarily attributable to the improved gross margin on converted plastic and paper products due to reduced raw material costs and improved operating performance, additional unit sales volume of extruded sheet and the incremental EBITDA from Plastofilm. Such increases were partially offset by decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging EBITDA (before nonrecurring charges) of 20.7%, or $4.9 million, is primarily due to the incremental EBITDA from PPI which was acquired during the third quarter of 1995 and decreased raw material costs for the Company's recycled and specialty papers offset by decreased unit sales volume of the Company's recycled and specialty papers.

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

       IPC's long-term debt, less current installments, decreased to $260.3 million at September 30, 1996 from $260.4 million at December 31, 1995 reflecting $3.8 million of scheduled debt reductions offset by increases to the revolving credit facility borrowings of $3.2 million. The long-term debt of IPC consists primarily of the $157.3 million of IPC's 12-1/2% Senior Subordinated Notes (the "12-1/2% IPC Notes"), term loans of $56.3 million under IPC's senior credit facility, $38.3 million of industrial revenue bonds and revolving credit facility borrowings of $11.7 million.

       At September 30, 1996, IPC had cash and cash equivalents of $7.2 million and $40.7 million available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at September 30, 1996 was $38.6 million.

       The primary short-term and long-term operating cash requirements for IPC are for debt service, working capital and capital expenditures. IPC expects to rely on cash generated from operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at September 30, 1996, $40.7 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. IPC believes it should generate sufficient cash flows to service the cash interest payments on the 12- 1/2% IPC Notes from 1996 to their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC may not generate sufficient cash flows to retire the $158.0 million principal amount of 12-1/2% IPC Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness and dividends are restricted under these facilities.

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

        IPC's senior credit facility is comprised of $56.3 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility of which approximately $40.7 million was available at September 30, 1996. The term loans require quarterly payments of $1.3 million from March 31, 1996 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in IPC's senior credit facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. The Company's actual interest rate on the term loans and the revolving credit facility at September 30, 1996 was the LIBOR reserve adjusted rate, as defined, plus 1.75%. IPC pays a fee of 0.5% on the unused portion of the revolving credit facility. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. Under IPC's senior credit facility, IPC is required to maintain certain financial ratios and levels of net worth while future indebtedness and dividends are restricted.

       Beginning January 6, 1996, IPC entered into interest rate swap agreements for variable rate loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix IPC's LIBOR base rate at 5.33% and income or expense related to settlements under the swap agreements are recorded as adjustments to interest expense in IPC's financial statements.

       IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under IPC's senior credit facility provide credit enhancement for IPC's industrial revenue bonds.

       Primarily as a consequence of IPC's 1993 and 1995 goodwill write-offs, as of September 30, 1996, IPC recorded assets are less than its recorded liabilities by approximately $31.1 million. IPC believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

       IPC made capital expenditures of $12.0 million and $13.1 million for each of the nine months ended September 30, 1996 and 1995, respectively, and expects that its capital expenditures in 1996 will approximate $18.0 million to $22.0 million. IPC was not committed under any material contractual obligations for capital expenditures as of September 30, 1996.

       During the quarter ended September 30, 1996, IPC acquired Plastofilm for an aggregate purchase price of $18,423, including the repayment of certain indebtedness of Plastofilm and the payment of related acquisition fees and expenses, and substantially all of the assets of Trio for an aggregate purchase price of $3,524, including the payment of related acquisition fees and expenses. The purchase price for these acquisitions was paid through the use of available cash flow from operations and draws on IPC's revolving credit facility.

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

ITEM 5.  OTHER INFORMATION.

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

       None

(b)    Reports on Form 8-K:

       IPC filed a Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 1996. This report disclosed IPC's acquisition of Plastofilm under Item 2 of Form 8-K and in connection therewith IPC filed Audited Financial Statements of CFI Industries, Inc. for the year ended June 30, 1995, unaudited Financial Statements for CFI Industries Inc. for the nine months ended March 31, 1996 and Unaudited Combined Pro-Forma Financial Statements of IPC and CFI Industries, Inc. For the year ended December 31, 1995 and for the six months ended June 30, 1996.



                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IPC, Inc.


                                    By:   /s/ Frank V. Tannura
                                         ----------------------------------
                                         Frank V. Tannura
                                         Vice President and
                                         Principal Financial Officer

November 12 , 1996
------------------
  ( Date )