Form 10-K405
period 1996-12-31
IPC INC
filed 1997-03-27
CIK 891806

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-K
                              ____________________

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File Number 33-52150

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

       Registrant's Telephone number, including area code: (847) 945-9100
                              ____________________

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate market value of the voting stock held by non-affiliates of the registrant at March 26, 1997. None.

         At March 26, 1997, 120,890 shares of common stock with a par value of $0.01 were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


================================================================================

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                                PART I
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
Item 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
Item 4.     Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . .      11

                                                PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters   . . .      12
Item 6.     Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
Item 8.     Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . .      22
Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial
                Disclosures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38

                                               PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .      38
Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      40
Item 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . .      45
Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .      47

                                                PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .      48

                                     PART I

ITEM 1. BUSINESS

         IPC, Inc., a Delaware corporation (the "Company" or "IPC"), is a wholly owned subsidiary of Ivex(R) Packaging Corporation, a Delaware corporation ("Ivex(R)").

THE COMPANY

         The Company is a vertically integrated, specialty packaging company engaged in the manufacturing and marketing of plastic and paper products to consumer and industrial packaging markets. The Company's businesses may generally be categorized under the following two product groups:

    - CONSUMER PACKAGING, an integrated manufacturer of plastic and paper products used primarily in food packaging applications, represented approximately 52% of the Company's net sales and 54% of the Company's earnings before interest, taxes, depreciation, amortization and nonrecurring charges ("EBITDA") during the 12 months ended December 31, 1996. Plastic packaging, produced from Company manufactured oriented polystyrene ("OPS") sheet, includes hinged and two-piece containers and trays for deli foods, salads, cookies, berries, cakes and other food products. The Company's paper products consist of single face corrugated paper liners for cookies and candy, susceptor materials for microwave applications, fluted cups for baking and other specialty paper products. The Company markets its products under its Ivex(R) brand name to national wholesale bakeries, supermarket chains, foodservice distributors, fast food chains and major agricultural growers. In August 1996, the Company expanded its plastic packaging product offering to include medical and electronics packaging made from a variety of plastics including high impact polystyrene("HIPS") sheet, polyethylene terephthelate ("PET") sheet, polyvinyl chloride ("PVC") sheet and high density polyethylene ("HDPE") sheet with the acquisition of Plastofilm(R) Industries, Inc. ("Plastofilm(R)"). During the first quarter of 1997, the Company increased its OPS plastic packaging capabilities in North America and Europe through the acquisition of M&R(TM) Plastics, Inc. ("M&R(TM)") located in Laval, Quebec and the acquisition of the OPS business of Viskase Limited located in Sedgefield, England (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments").

                 As part of its integrated operating strategy, the Company manufactures OPS sheet and film, HIPS sheet, PET sheet and polystyrene resin. The Company is the largest producer of OPS sheet in North America, using approximately 43% for its own production and selling the balance to third party converters. The Company enhanced its OPS extrusion capacity in North America with the acquisition of M&R and established its first OPS extrusion capacity in Europe with the acquisition of the Sedgefield, England OPS operations. In addition, as a result of the Company's acquisition of Plastofilm and Trio Products, Inc. ("Trio") during the third quarter of 1996, the Company expanded the range of its extruded product offering to include sheet made from HDPE, PVC and polypropylene ("PP"). The Company's film and sheet are marketed under its Kama(R) brand name.

    - INDUSTRIAL PACKAGING, an integrated manufacturer and coater of a variety of film, paper and foil products for protective packaging and a manufacturer of various grades of paper, represented approximately 48% of the Company's net sales and 46% of the Company's EBITDA during the 12 months ended December 31, 1996. Protective packaging products include paper and film maskings, self-sealing coated packaging papers, films and corrugated paper and heavy-duty mailing envelopes. The Company is one of the largest producers of industrial protective masking materials in North America and uses customized formulations of adhesive and cohesive materials in its masking and self-sealing packaging products. Customers for industrial protective masking papers and films include manufacturers of metal, plastic, glass, wood and marble products. Typical end-users for its self-sealing products include major U.S. automotive parts manufacturers and book publishers. Additionally, the Company is one of the largest producers in North America of single face corrugated paper products used to protect goods during shipment such as glassware, furniture, automobile parts, light bulbs and cosmetics. The Company's mailing envelopes and padded envelopes are marketed under the brand names Jet-Cor(TM), Jet-Lite(R) and Jet-Pak(R). The Company's coated papers include coated water-activated gummed papers, release papers and laminations. The Company's water activated gummed printing papers are used in labels, postage stamps and business forms.

                 As part of its integrated operating strategy, the Company manufactures a variety of recycled kraft papers made from post-consumer and post-industrial fibers and specialty lightweight papers made primarily from virgin pulp. Products include kraft paper for grocery and food bags; golden brown paper for envelopes such as the Company's Jet-Pak(R) mailers; creped kraft paper for bag closures used in packaging pet food, seed, feed and fertilizer; and specialty lightweight papers suitable for waxing, polycoating and foil
         laminating for use in fast food applications and candy wrappers.   A
         portion of the Company's recycled papers are used internally in the production of single face corrugated paper, cohesive coated paper and mailing envelopes. Customers for the Company's specialty papers include large, integrated paper producers as well as packaging companies.

         IPC's principal operating subsidiaries are Ivex Corporation, Kama of Illinois Corporation, Ivex Paper Mill Corporation, IPMC, Inc., Ivex Holdings, Ltd. and Plastofilm Industries, Inc. The following trademarks used in this Form are owned by the Company or one of its affiliates: Ivex(R), Kama(R), Plastofilm(R), M&R(TM), Jet-Pak(R), Jet-Lite(R) and Jet-Cor(TM). IPC was formed in December 1992 to hold the businesses of the Company and IPMC, Inc., companies owned by Acadia Partners, L.P. ("Acadia") and certain related investors. As a condition to and concurrently with IPC's December 1992 offering of $158.0 million of 12-1/2% Senior Subordinated Notes due 2002 (the "12-1/2% IPC Notes" or the "Notes"), Ivex acquired all of the common stock of IPMC, Inc. and transferred all of Ivex's then existing operating subsidiaries and IPMC, Inc. to IPC in exchange for all of the shares of IPC's common stock and the assumption by IPC of certain debt obligations of Ivex. As a result, Ivex's operating subsidiaries and IPMC, Inc. became wholly-owned subsidiaries of IPC. In March 1993, Ivex issued $160.0 million of 13-1/4% Senior Discount Debentures due 2005 (the "13-1/4% Ivex Discount Debentures" or the "Discount Debentures") for an aggregate consideration of approximately $65.0 million.
Ivex used a portion of the $65.0 million of proceeds from the Discount Debentures to redeem certain securities of Acadia and certain related investors and Ivex contributed the remaining portion of the proceeds from the 13-1/4%
Ivex Discount Debentures to IPC.

     The Company's principal executive offices are located at 100 Tri-State Drive, Suite 200, Lincolnshire, Illinois 60069, and its telephone number is
(847) 945-9100.

GENERAL DESCRIPTION

    The following table summarizes the net sales, products, customers and end product uses of the Company's two product groups:

                            1996      % OF
                          NET SALES    NET
    PRODUCT GROUP           (000)     SALES      PRODUCTS              CUSTOMERS         END PRODUCT USES
---------------------     ---------   ----- ------------------     --------------------  ---------------------
Consumer Packaging  . .   $234,584    52%    Plastic containers,    Supermarkets,         Plastic hinged and
                                             corrugated paper       foodservice           two-piece containers,
                                             liners and specialty   distributors, fast    trays for deli foods,
                                             paper products, OPS    food chains, bakery   salads, cookies, berries
                                             sheet and film, HIPS   and confectionery     and cakes, film for
                                             sheet, PET sheet, PP   companies, food       envelope and box
                                             sheet, PVC sheet,      processors, plastic   windows, plastic trays
                                             HDPE sheet             converters, envelope  for medical packaging,
                                                                    and folding carton    protective plastic packaging
                                                                    manufacturers,        for electronics
                                                                    medical device and    applications, paper liners
                                                                    supply companies and  for cookies, susceptor
                                                                    electronics           materials for microwave
                                                                    manufacturers         applications, fluted
                                                                                          bakery cups and
                                                                                          specialty paper products


Industrial Packaging       217,223     48%   Protective packaging,    Automotive          Paper and film
                                             including coated paper   companies,          protective masking
                                             and plastic, single face consumer durables   materials, cohesive
                                             corrugated paper and     manufacturers,      self-sealing packaging
                                             shippers and mailers     other industrial    papers, coated papers
                                                                      manufacturers,      for stamps, labels and
                                                                      paper distributors  business forms, and
                                                                      and manufacturers   single face corrugated
                                                                      of postage stamps   paper for packaging,
                                                                      and business forms  shippers and mailers

                                             Manufactured paper,      Paper converters    Grocery and food
                                             including kraft                              bags, specialty
                                             papers and specialty                         lightweight papers for
                                             lightweight virgin                           fast food and candy
                         ________    ____    papers                                       wrappers

Total . . . . . . . .    $451,807    100 %
                         =========   ======



CONSUMER PACKAGING

         General. Consumer Packaging is an integrated manufacturer of plastic and paper products for use in a wide array of food applications and, since its acquisition of Plastofilm, medical and electronics packaging applications. The food packaging products are typically used to package food products sold in supermarkets, wholesale and retail bakeries, fast-food restaurants and institutional foodservice outlets. Plastofilm's medical packaging products are typically used by the major medical supply companies for sterility packaging and the electronics packaging products are generally used as cushioning materials.

         Products. Consumer Packaging's products consist primarily of thermoformed plastic containers used in food, medical and electronics markets and single face corrugated paper liners and other paper products used in food packaging applications. Thermoformed plastic packaging includes hinged and two-piece containers, trays for deli foods, salads, cookies, cakes and other items, trays for medical applications and cushioning products for the electronics industry. Paper products consist of single face corrugated paper liners for cookies and candy, susceptor materials for microwave applications, fluted cups for baking and other specialty paper products.

         As part of its integrated operations, the Company is the largest manufacturer of OPS sheet in North America, and also produces OPS film, HIPS sheet and PET sheet, and since its acquisition of Plastofilm and Trio, PP sheet, HDPE sheet and PVC sheet. OPS sheet is widely used in packaging applications where clarity, rigidity and material yield are significant considerations. HIPS sheet is used in similar applications where clarity is not as important, but where additional stress or crack resistance is required. PET, PP, HDPE and PVC sheet are also typically used in applications that require stress or crack resistance. The Company's OPS sheet and film, HIPS sheet, PET sheet, PP sheet, HDPE sheet and PVC sheet are marketed under the Company's Kama(R) brand name.

         Markets. The principal markets for the Company's food packaging products include supermarkets, particularly in-store bakery, delicatessen, and prepared food sections; national wholesale bakeries; and foodservice outlets, particularly fast-food restaurants and institutions such as schools, hospitals and corporate cafeterias. Customers include major wholesale bakeries, major national supermarket chains, institutional foodservice distributors, and fast food chains. The Company holds a leading position in the wholesale bakery market. The Company's position in this market results from the quality of its OPS sheet, its customized product development capabilities, its ability to provide both plastic and paper products and its long-term relationships with key accounts. The supermarket and food service segments have been two of the fastest growing markets for food packaging products over the past several years. This growth has been fueled by the expansions of bakery, deli and take-out departments and by increased merchandising efforts by supermarkets in other areas such as produce and floral. Growing customer demand for freshness and convenience has increased the use of plastic packaging. In addition, in the food service area, the Company's historical relationships with fast food operators enable it to leverage its reputation as new packaging opportunities arise in this market segment.

         The principal markets for Plastofilm's medical and electronics packaging include medical device and supply manufacturers and electronics manufacturers.

         The Company is also a manufacturer of OPS film, a thinner gauge version of OPS sheet, with applications primarily in windows for envelopes and folding cartons as well as labels. The Company and Dow Chemical Company are the major producers of OPS film in North America. Management believes that it is the only company in North America to manufacture OPS film to a thickness of one-thousandth of an inch.

         The Company employs a national sales force to service each of the specific market segments that it targets. Approximately half of the packaging customers are serviced through distributors, with the balance serviced directly by the Company's national account sales representatives. The Company markets to end-users served by its distributors, such as small and regional supermarkets and convenience food outlets, in order to establish "pull-through" demand through this distribution channel. Brokers are also used to penetrate further specific geographic markets and access prospective customers.

         Manufacturing. The OPS utilized in the Company's plastic packaging products is manufactured internally at the Company's two polystyrene polymerization, four extrusion and eight thermoforming facilities (not including the facilities acquired during the first quarter of 1997). Polystyrene polymerization is the process of converting liquid styrene monomer into polystyrene through heat and agitation under high pressure. The Company produces high quality polystyrene as measured by the polystyrene's low residual monomer levels. The Company believes that its low residual monomer OPS affords it a quality advantage in certain areas of the food packaging industry where undesirable odor and taste transfer associated with high residual monomer levels are a concern.

         Extrusion is the process of converting plastic resin into plastic sheet and film used in the thermoforming process. In 1996, the Company produced approximately 79 million pounds of polystyrene and purchased approximately 107 million pounds of polystyrene and approximately 15 million pounds of other plastic resin from third-party sources. The Company is one of only two OPS producers that have polystyrene polymerization manufacturing facilities. This capability results in a competitive cost and quality advantage. Because of the Company's vertical integration and the technology employed in its extrusion operations, the Company believes it is one of the industry's lowest cost producers of OPS in North America.

         The Company's plastic thermoforming and paper converting operations are principally conducted in ten facilities located throughout North America and Europe (not including the facilities acquired during the first quarter of 1997). The Company's broad geographic coverage enables the Company to provide better customer service and reduce transportation costs. The Company's flexible manufacturing and engineering capabilities enable it to work cooperatively with its customers to design custom packages. The Company believes that it has advantages in the specialty packaging industry through its strategically located manufacturing facilities, flexible manufacturing capabilities, in-house product engineering services and quality production expertise.

         Competition. The Company's main competitor in the supermarket and foodservice segments is Tenneco Packaging. In the bakery area, the Company competes primarily with Detroit Forming, Inc. in plastic products and James River Corporation of Virginia in paper products. The Company competes with several manufacturers of OPS sheet, including Detroit Forming and Plastic Suppliers, Inc. In the medical and electronics markets, the Company competes with many regional thermoformers, including Prent Corporation, Placon and Crystal Thermoplastics, Inc.

INDUSTRIAL PACKAGING

         General. Industrial Packaging is an integrated manufacturer and coater of a variety of film, paper and foil products for protective packaging and a manufacturer and coater of various grades of papers.

         Products. Protective packaging products include protective paper and film maskings; self-sealing coated packaging papers, films and corrugated paper; and heavy-duty mailing envelopes marketed under the brand names Jet-Lite(R), Jet-Cor(TM) and Jet-Pak(R). The Company's manufactured papers include post-consumer and post-industrial recycled paper products (including lightweight kraft paper for grocery and food bags and heavyweight crepe kraft paper for bag closures), and specialty lightweight papers from virgin pulp used in the flexible packaging and food packaging industries, and the Company's coated papers include water-activated gummed papers used for postage stamps, labels, and envelopes, release papers used for high-pressure decorative laminates, and laminations used for lottery ticket stock and decorative labels.

         Markets. The Company's industrial packaging products are used in a wide variety of commercial and industrial applications.

         The Company believes that it is one of the largest producers of industrial protective masking materials in North America. Management believes its strong position within the industrial protective masking market is a result of its chemical adhesive formulations and production technology. The Company's products in this market range from adhesive coated paper and films to coextruded films with adhesive properties. These paper and film maskings are used to protect surfaces during fabrication, handling, storage and shipping. The Company's products must meet specifications for a broad array of surfaces requiring protection, including glass, plastic, wood, polished and painted metals, automotive trim, plastic laminates, furniture and marble.

         The Company applies adhesive and cohesive coatings to paper, films and single face corrugated paper products for high-speed, high-volume self-sealing packaging applications. A cohesive package is designed to stick to itself and not to the contents. The Company uses proprietary formulations of adhesive and cohesive materials to meet specialized customer requirements. Typical end-users of self-sealing packaging systems are the major U.S. automotive parts manufacturers and book publishers. The Company also produces water-activated gummed printing papers used for labels, commercial and postage stamps and business forms and release papers that are used in the manufacture of high pressure decorative laminates.

         The Company produces mailing envelopes and padded envelopes marketed under the brand names Jet-Lite(R), Jet-Cor(TM) and Jet-Pak(R). Jet-Lite(R) is a lightweight nylon-reinforced kraft paper mailer. Jet-Cor(TM) is a single face corrugated mailer with a self-sealing closure. Jet-Pak(R) is a heavyweight, padded mailer manufactured entirely from recycled materials, and includes a self-sealing Jet-Pak(R) mailer line. The Jet-Cor(TM) and Jet-Pak(R) mailers can be customized with printed addresses and other decorative items.

         The Company believes that it is one of the largest producers in North America of single face corrugated paper products. Single face corrugated paper is used primarily as shock absorbing packaging to protect goods such as glassware, furniture and automobile parts during shipment, and for a variety of consumer goods applications such as light bulb and cosmetics packaging.

         All of the Company's low density polyethylene film is used internally in the production of its film masking and self-sealing packaging products and a portion of the Company's post-consumer and post-industrial recycled paper is used internally in the production of single face corrugated paper, cohesive coated paper and mailing envelopes. Principal third-party markets for the Company's manufactured paper products are food packaging, industrial packaging, bag converting and industrial converting, including grocery and food bags; envelopes; bag closures in pet food, seed, and fertilizer packaging; and fast-food and candy wrappers. These markets require high service levels, including fast delivery and the ability to produce a variety of colors, weights and formulations. Customers for the Company's manufactured paper products include large, integrated paper producers as well as packaging companies.

         Manufacturing. The Company's primary raw materials for protective packaging products, principally low density polyethylene, specialty chemicals and paper, are obtained from external sources as well as from the Company's low density polyethelyne extrusion facility and recycled paper mill operations.

         The Company's coating and paper converting operations are conducted at ten facilities throughout the U.S. and Canada (not including the facilities acquired during the first quarter of 1997). The Company believes that its extensive geographic coverage reduces transportation costs and contributes to the cost competitiveness of the Company's packaging products.

         All of the paper produced at three of the Company's paper mills is made entirely from post-consumer and post-industrial fibers, including old corrugated containers ("OCC") and doublelined kraft clippings ("DLK"). The Company was among the first to use 100% recycled post-industrial fibers at one of its mills. Recycled paper accounts for approximately 65% of the total output of the Company's paper operations. The products at the Company's fourth mill in Detroit, Michigan are principally produced from virgin pulp and post-industrial recycled fiber. The Company has installed recycling equipment at its mill in Detroit, Michigan which enables the mill to substitute recycled material for a portion of the higher-cost virgin pulp.

         The Company's four paper mills are located in the Midwestern U.S. The recycled paper mills' central location represents a competitive advantage for the Company because the majority of their raw material needs (comprised of post-consumer OCC, DLK, reject envelopes and office waste) comes from the Chicago metropolitan area and because many of their customers for recycled paper are located in the Chicago area and the Midwest. Thus, the Company believes that it enjoys certain freight advantages over some of its competitors in both purchasing its raw material and selling its products. Additionally, the Company believes that its equipment provides greater flexibility than many larger competitors' machinery enabling it to serve a large number of relatively small, niche markets.

         Competition. The Company believes that its technologies, application engineering capabilities, manufacturing expertise, national sales and distribution coverage and flexible production capacity have enabled it to achieve strong positions in a number of its industrial product markets. Principal competitors include a joint venture between Minnesota Mining and Manufacturing Company and Sealed Air Corporation, American Biltrite, Inc. and Main Tape Company, Inc. (protective masking); Nashua Corporation and Brown-Bridge (water-activated gummed papers); Sealed Air Corporation and AVI Products, Inc. (mailing envelopes); and S.D. Warren Company (release papers).

COMPETITION

         The Company operates in markets that are highly competitive and faces substantial competition throughout all of its product lines from numerous national and regional companies. Many of these competitors are considerably larger and more established than the Company and have substantially greater financial and other resources than the Company, while others are significantly smaller with lower fixed costs and greater operating flexibility. In addition to price, competition for many of the Company's products is based on quality, supplier response time, service and timely and complete order fulfillment. See "Business--Consumer Packaging--Competition" and "--Industrial Packaging--Competition" for a more detailed discussion of the Company's competitors.

EMPLOYEES

         As of December 31, 1996 the Company had 26 employees at its Lincolnshire, Illinois corporate headquarters and had 2,603 employees at plant locations, of which 580 were salaried and 2,023 were hourly. Of the hourly workers, approximately 898 were members of unions. The Company has collective bargaining agreements with seven unions in effect with respect to certain hourly employees at the Company's Joliet, Peoria, Chagrin Falls, Detroit, Troy, Newton, Avenel, Grove City and Elyria facilities. There have been no significant interruptions or curtailments of operations due to labor disputes since 1986 and the Company believes that relations with its employees are satisfactory. The collective bargaining agreements at the Company's Newton, Chagrin Falls and Avenel facilities will expire in 1998; the collective bargaining agreement at the Company's Troy facility will expire in 1999; the collective bargaining agreements at the Company's facilities in Joliet, Peoria and Elyria will expire in 2000; and the collective bargaining agreement at the Company's facilities in Grove City and Detroit will expire in 2001. The employees at the Company's Grant Park, Illinois facility recently voted against union representation at this facility.

RAW MATERIALS

         Styrene monomer, polystyrene, polyethylene, polypropylene, polyvinyl chloride and various paper-based commodities (including recycled and virgin fiber) constitute the principal raw materials used in the manufacture of the Company's products. Generally, these raw materials are readily available from a wide variety of suppliers. Costs for all of the significant raw materials used by the Company tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate in fiscal 1996 and is expected to remain generally adequate throughout fiscal 1997, although prices for certain items such as styrene monomer, polystyrene, OCC, DLK and virgin fiber have been volatile and may continue to fluctuate, in some instances adversely to the Company.

TRADEMARKS, PATENTS AND LICENSES

         While the Company has registered and unregistered trademarks for many of its product lines, these trademarks, other than the Company's rights to the trademarks "Ivex(R)", "Plastofilm(R)" and "Kama(R)", are not considered material to the conduct of the Company's business. The Company owns or licenses a number of patents but such patents and licenses are not considered material to the conduct of the Company's business and the Company does not believe that any of its businesses are substantially dependent on patent protection.

CUSTOMERS, SALES AND BACKLOG

         No material portion of the Company's business is dependent upon a single or very few customers, except that the Company's extruded OPS film is sold principally to one customer with which the Company believes that it has a satisfactory relationship. No one customer accounted for more than 10% of the Company's aggregate net sales. In general, the backlog of orders is not deemed by the Company to be significant or material for an understanding of the Company's businesses.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

         The past and present business operations of the Company and the past and present ownership and operations of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. From time to time the Company is involved in regulatory proceedings and inquiries relating to compliance with environmental laws, permits and other environmental matters.

         The Company is currently involved with environmental remediation at certain of its facilities. The Company believes that the costs of such remediation have been adequately reserved for and that such costs are unlikely to have a material adverse effect on the Company. No assurance can be given, however, that additional environmental issues relating to the presently known remediation matters or identified sites or to other sites or matters will not require additional investigation, assessment or expenditures. The Company has a reserve of approximately $2.1 million as of December 31, 1996 for its known future environmental remediation costs. Because an environmental reserve is not established until a liability is determined to be probable and reasonably estimable, all potential future remedial costs may not be covered by this reserve. The Company has made and will continue to make capital expenditures to maintain compliance with environmental requirements. The Company does not expect its 1997 spending on environmental capital projects to be material.

         During 1993, the Company was named a potentially responsible party ("PRP") at the Delta Chemicals, Pennsylvania Superfund site and in 1995 the Company paid a de minimis settlement of less than $20,000 at that site. The Company also has responded to an information request regarding the Global Landfill, New Jersey site and believes that any Superfund liability it may have at that site will be de minimis. Over the past few years, the Company has also received notices of potential liability relating to three other Superfund sites for which the Company believes a former owner of the facilities subject to such notices will be responsible. The Company forwarded such notices to such former owner and has had no further involvement at those sites. In addition, during 1996 the Company answered a complaint regarding the Huth Oil, Ohio Superfund site and believes that any liability at this site will be minimal. Although the Company endeavors to carefully manage its waste, because Superfund liability is strict and retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other waste disposal sites.

         The plastics industry, in general, and the Company also are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures. Although the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company.

         The Food and Drug Administration (the "FDA") regulates the content of direct-contact food containers and packages, including containers and packages made from recycled OPS and paper products. The FDA currently limits the amount of recycled materials that can be used in such containers and packages. To comply with these regulations, the Company has instituted various compliance programs.

ITEM 2. PROPERTIES

         The Company and its subsidiaries use various owned and leased plants, warehouses, and other facilities in their operations. The facilities are considered to be suitable and adequate for the conduct of the businesses involved although the machinery, plant and equipment at such facilities are, from time to time, subject to scheduled and unscheduled maintenance. As of December 31, 1996, the Company had twenty-two non-warehouse facilities, nineteen of which are located in the U.S., two in Canada and one in the United Kingdom and, except as noted below, all are owned by IPC or a subsidiary of IPC. With certain limited exceptions, all of the owned real estate is subject to mortgages securing IPC's indebtedness under its senior credit facility.

            LOCATION                                    FUNCTION                          SQUARE FOOTAGE
            --------                                    --------                          --------------
Avenel, NJ(1) . . . . . . . . . . .       Extrusion                                            55,000
Bellwood, IL(2) . . . . . . . . . .       Paper and Film Converting, Coating                   56,000
Bellwood, IL(3) . . . . . . . . . .       Paper Converting                                     41,000
Bridgeview, IL  . . . . . . . . . .       Paper Converting                                    115,000
Chagrin Falls, OH . . . . . . . . .       Paper Mill                                          120,000
Detroit, MI . . . . . . . . . . . .       Paper Mill                                          255,000
Elyria, OH (4)  . . . . . . . . . .       Extrusion                                            80,000
Enniskillen, Northern Ireland (5) .       Thermoforming                                        16,000
Grant Park, IL  . . . . . . . . . .       Thermoforming/Engineering                           184,000
Grove City, PA(6) . . . . . . . . .       Thermoforming/Paper Converting                      236,000
Hazleton, PA(7) . . . . . . . . . .       Polymerization/Extrusion                            166,000
Joliet, IL  . . . . . . . . . . . .       Paper Mill                                          410,000
Madison, GA . . . . . . . . . . . .       Thermoforming/Paper Converting                      141,000
Manteno, IL . . . . . . . . . . . .       Extrusion                                           105,000
Newton, MA(8) . . . . . . . . . . .       Paper and Film Converting/Coating                   225,000
Peoria, IL  . . . . . . . . . . . .       Paper Mill                                          234,000
Sparks, NV(9) . . . . . . . . . . .       Thermoforming                                        40,000
Troy, OH  . . . . . . . . . . . . .       Paper Converting/Coating                            320,000
Visalia, CA . . . . . . . . . . . .       Thermoforming/Paper Converting                      144,000
Longueuil, Quebec . . . . . . . . .       Thermoforming/Paper Converting                       32,000
Toronto, Ontario  . . . . . . . . .       Paper Converting                                     54,000
Wheaton, IL . . . . . . . . . . . .       Thermoforming                                       120,000

____________________
(1) Leased facility, with its lease expiring on December 31, 2003, subject to IPC's right to extend the lease for two successive 5 year periods upon IPC's written notice to the lessor thereof not more than 12 nor less than 6 months prior to the end of the then current lease term.

(2) Leased facility, with its lease expiring on December 31, 1997, subject to IPC's right to extend the lease for an additional two year period until December 31, 1999, subject to landlord's right to terminate under certain circumstances on or after July 1, 1997 upon six months prior written notice.

(3) Leased facility, with its lease expiring on December 31, 1997, subject to IPC's right to extend the lease for an additional two year period until December 31, 1999.

(4) Leased facility, with its lease expiring on September 30, 2001, subject to IPC's right to extend the lease for an additional 5 year period and, upon specified terms and conditions, to purchase the property.

(5) Leased facility, with its lease expiring on May 10, 2016.

(6) This facility is held subject to an installment sales contract with Pennsylvania Industrial Development Authority that holds title to the facility.

(7) Leased facility, with its lease expiring on October 4, 1998, subject to IPC's right to extend the lease for two successive 5 year periods upon IPC's written notice to lessor not more than 24 nor less than 6 months prior to the end of the then current lease term.

(8) Leased facility, with its lease expiring on December 5, 2001 with three one year options to extend.

(9) Leased facility, with its lease expiring on December 31, 1999.


ITEM 3. LEGAL PROCEEDINGS

         From time to time the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. The Company believes that none of the matters in which the Company or its subsidiaries are currently involved, either individually or in the aggregate, is material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Ivex's common stock, par value $0.01 per share, is owned entirely by Acadia Partners, L.P. ("Acadia"), certain related investors and certain executive officers. In addition, certain executive officers also hold options exercisable into shares of IPC's common stock that are exchangeable for shares and options of Ivex's common stock. Therefore, there is no established public trading market for Ivex's common stock. See "Security Ownership of Certain Beneficial Owners and Management." Ivex has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of Ivex's Board of Directors and will depend upon the financial condition, capital requirements and earnings of Ivex as well as other factors that Ivex's Board of Directors may deem relevant. The indenture under which the Company's 13-1/4% Ivex Discount Debentures were issued restricts the payment of dividends on the Ivex's capital stock or any other distributions of any sort in respect to the Ivex's capital stock.

         IPC's common stock, par value $0.01 per share, is owned entirely by Ivex (other than the options exercisable into IPC's common shares held by certain of the Company's executive officers) and therefore there is no established public trading market for IPC's common stock. IPC has never paid cash dividends on its common stock. Any payment of cash dividends in the future will be at the discretion of IPC's Board of Directors and will depend upon the financial condition, capital requirements and earnings of IPC as well as other factors that IPC's Board of Directors may deem relevant. IPC's senior credit facility prohibits and the indenture under which the 12-1/2% IPC Notes were issued (the "12-1/2% Subordinated Note Indenture") restricts, the payment of dividends on IPC's capital stock or any other distributions of any sort in respect of IPC's capital stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below for, and as of the end of, each of the years in the five year period ended December 31, 1996, are derived from the consolidated audited financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto.

                                             1996       1995         1994         1993         1992
                                             ----       ----         ----         ----         ----
                                                             (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . .     $ 451,807  $  451,569   $  390,975   $ 366,851    $  367,649
Net income (loss) before
  extraordinary item  . . . . . . . .        21,743     (10,617)         930    (121,711)      (24,840)
BALANCE SHEET DATA:
Total assets  . . . . . . . . . . . .     $ 313,455  $  292,191   $  301,250   $ 294,375    $  423,051
Long-term debt  . . . . . . . . . . .       246,754     260,379      248,662     258,015       278,369
Stockholders' equity (deficit)  . . .      (23,651)     (45,714)     (32,156)   (32,692)        74,212

SUPPLEMENTAL FINANCIAL DATA

         The unaudited supplemental financial data below are presented to illustrate the historical results of operations and selected financial data of the Company for, and as of the end of, each of the years in the three year period ended December 31, 1996 for the purposes of the statement of operations and other operating data, and as of the dates presented below for the purposes of the balance sheet data.

                                                                              YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                           1996        1995          1994
                                                                           ----        ----          ----
                                                                              (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  451,807  $  451,569    $ 390,975
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,383      85,160       74,271
Selling and administrative  . . . . . . . . . . . . . . . . . . . .         47,462      42,567       41,662
Amortization of intangibles (1) . . . . . . . . . . . . . . . . . .            621       1,904        1,140
Write-off of goodwill (1) . . . . . . . . . . . . . . . . . . . . .              -      13,471            -
Special charges (2) . . . . . . . . . . . . . . . . . . . . . . . .              -       4,960            -
                                                                        ----------  ----------    ---------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .         52,300      22,258       31,469
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         29,657      31,762       29,603
                                                                        ----------  ----------    ---------
Income (loss) before income taxes and extraordinary item  . . . . .         22,643     (9,504)        1,866
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . .           (900)    (1,113)         (936)
                                                                        ----------   ----------   ---------
Income (loss) before extraordinary item . . . . . . . . . . . . . .         21,743     (10,617)         930
Extraordinary item (3)  . . . . . . . . . . . . . . . . . . . . . .              -      (2,359)           -
                                                                        ----------  ----------    ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     $   21,743  $  (12,976)   $     930
                                                                        ==========  ==========    =========

OTHER OPERATING DATA:
EBITDA (before nonrecurring charges)(4) . . . . . . . . . . . . . .     $   75,024  $   63,089    $  53,658
EBITDA (before nonrecurring charges) margin(4)  . . . . . . . . . .           16.6%       14.0%        13.7%
Depreciation and amortization (1) . . . . . . . . . . . . . . . . .     $   22,724  $   35,871    $  22,189
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .     $   17,633  $   19,385    $  16,769

                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                           1996        1995          1994
                                                                           ----        ----          ----
                                                                              (dollars in thousands)
BALANCE SHEET DATA:
Working capital(5)  . . . . . . . . . . . . . . . . . . . . . . . .     $   32,512  $   38,053    $  32,804
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .        313,455     292,191      301,250
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .        246,754     260,379      248,662
Stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . .        (23,651)   (45,714)      (32,156)

_______________
(1) Depreciation and amortization for the year ended December 31, 1995 includes the accelerated write-off of goodwill associated with a portion of the Company's Industrial Packaging product group of $13,471 and the accelerated write- off of a non-compete agreement of $1,139.

(2) Operating results for the year ended December 31, 1995 include the following special charges: $2,250 associated with IPC's special incentive agreement with certain executive officers, $1,950 of costs related to an attempted initial public equity offering and a reduction of land value of $760 associated with a donation of certain land to the Village of Chagrin Falls, Ohio.

(3) In connection with the refinancing of IPC's credit facility, the Company wrote-off deferred financing costs of $2,359.

(4) EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off and special charges. The Company believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

(5) Working capital is determined to be the excess of current assets over current liabilities (including the current portion of long-term debt).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the information and financial data contained in "Supplemental Financial Data" presented in Item 6.

RECENT DEVELOPMENTS

         On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England for approximately $12.5 million and on February 21, 1997, IPC purchased all of the outstanding common stock of M&R Plastics, Inc. located in Laval, Quebec for approximately $19.5 million. The acquired businesses were financed through cash flow from operations and revolving credit borrowings under IPC's senior credit facility. As a result of these borrowings, IPC amended and restated its senior credit facility on March 24, 1997 to, among other things, increase its revolving credit facility from $55 million to $105 million. As of March 24, 1997, $59.2 million was available under the revolving credit portion of IPC's amended and restated credit facility.

RESULTS OF OPERATIONS -- FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    Net Sales

         The following table sets forth information with respect to net sales of the Company's product groups for the periods presented.

                                                                        YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                                  % OF             % OF                 % OF
                                                       1996    NET SALES   1995  NET SALES     1994   NET SALES
                                                       ----    ---------   ----  ---------     ----   ---------
                                                                            (dollars in thousands)

Consumer Packaging  . . . . . . . . . . . . . .      $  234,584  51.9   $  219,806  48.7    $  189,089   48.4
Industrial Packaging  . . . . . . . . . . . . .         217,223  48.1      231,763  51.3       201,886   51.6
                                                     ---------- -----   ---------- -----    ----------  -----
   Total  . . . . . . . . . . . . . . . . . . .      $  451,807 100.0   $  451,569 100.0    $  390,975  100.0
                                                     ========== =====   ========== =====    ==========  =====

         Consumer Packaging's net sales increased by 6.7% in 1996 from 1995 levels and 16.2% in 1995 from 1994 levels. The increase in 1996 compared to the prior year is the result of increased unit sales volume of extruded sheet and film and the third quarter 1996 acquisitions of Plastofilm and Trio partially offset by a decrease in average selling price of substantially all products (primarily related to lower raw material costs during 1996). Near the end of 1995, Consumer Packaging increased OPS extrusion capacity with the completion of a new extrusion line in Manteno, Illinois. The increased capacity resulted in a 16.9% increase in pounds of extruded sheet and film sold
during 1996 over the prior year.   The increases in volume were partially
offset by a decrease of 15.5% in the average selling price per pound of OPS in 1996 compared to 1995 (primarily related to lower raw material costs during
1996). Net sales of converted plastic and paper products were consistent during 1996 compared to 1995 reflecting slightly increased unit volume offset by decreased average selling price (primarily related to lower raw material
costs during 1996).   The 1995 increase from the prior year is the result of
increased unit sales volume of extruded sheet and film and increased selling prices of substantially all products (primarily related to significantly higher
raw material costs during 1995).   During the third quarter of 1994, Consumer
Packaging increased OPS extrusion capacity with the completion of a new extrusion line in Hazleton, Pennsylvania. Principally as a result of this extrusion capacity expansion, pounds of extruded sheet and film sold increased 15.4% during 1995 compared to 1994. Compared to the prior year, the average selling price per pound of extruded sheet increased 12.7% during 1995. Net sales of converted plastic and paper products increased 7.9% during 1995, principally as a result of higher selling prices.

         Industrial Packaging's net sales decreased by 6.3% in 1996 from 1995 and increased by 14.8% in 1995 from 1994. The decrease in 1996 from 1995 is primarily attributable to a decrease in recycled and specialty lightweight paper unit sales volume and average selling price and a significant decrease in net sales of coated paper for stamp applications, partially offset by increased net sales of protective packaging products. During 1996, the unit sales volume of recycled and specialty lightweight paper sold decreased 9.1% and the average selling price decreased 13.0% due to declining raw material costs and aggressive competitive pricing in the industry. The 1996 decrease in net sales was partially offset by increased net sales of protective packaging products primarily associated with the third quarter 1995 acquisition of Packaging Products, Inc. ("PPI") and increased net sales of masking and cohesive products for applications in the automotive, housing and mail order industries. The increase in net sales in 1995 from 1994, in part, is due to the PPI acquisition and unit sales volume increases of recycled paper and coated paper for stamp applications. The 1995 increase in net sales also is attributable to increases during 1995 in the average selling prices (primarily related to significantly higher raw material costs during 1995) in materials such as polyethylene, virgin pulp, old corrugated containers ("OCC") and doublelined kraft clippings ("DLK").

    Gross Profit

         The Company's gross profit increased 17.9% during 1996 compared to 1995 primarily as a result of the increased unit sales volume discussed above, the increased profitability of the Company's converted plastic and converted paper operations, the incremental effects of the Trio, Plastofilm and PPI acquisitions and decreased raw material costs (including styrene monomer, polystyrene, OCC, DLK and virgin pulp). These increases were offset, in part, by the decreased profitability of the Company's polymerization operations and specialty and lightweight paper operations. Gross profit margin increased to 22.2% in 1996 from 18.9% in 1995. The gross profit margin increase during 1996 is primarily attributable to cost decreases for certain of the Company's raw materials and improved operational efficiencies as a result of greater unit volume of extruded sheet and film.

         The Company's gross profit increased 14.7% during 1995 compared to 1994 primarily as a result of the increased net sales discussed above and the significantly increased profitability of the Company's polymerization operations. However, gross profit margin decreased slightly to 18.9% in 1995 from 19.0% in 1994. The gross profit margin decrease during 1995 is primarily attributable to significant cost increases for the Company's raw materials (including styrene monomer, polystyrene, polyethylene, OCC, DLK and virgin pulp). The decrease in the Company's gross profit margin was partially offset by improved operational efficiencies as a result of greater unit volume of extruded sheet and film and recycled paper and by the significantly increased profitability of the Company's polymerization operations due to, among other things, the Company's favorable styrene monomer purchases during 1995.

    Operating Expenses

         Selling and administrative expenses increased 11.5% during 1996 compared to the prior year and as a percentage of net sales increased to 10.5% during 1996 compared to 9.4% in 1995. The increase in selling and administrative expenses is primarily attributable to the PPI, Plastofilm and Trio acquisitions. The increase as a percentage of net sales is attributable to the decreases in the Company's average selling price as discussed above.

         Selling and administrative expenses increased 2.2% during 1995 compared to the prior year but as a percentage of net sales declined to 9.4% in 1995 compared to 10.7% in 1994. The decrease as a percentage of net sales is attributable to the significant increases in net sales dollars as discussed above without a comparable increase in operating expenses and a cost reduction plan implemented by management during the third quarter of 1994.

         Amortization of intangibles decreased during 1996 as compared to 1995 and increased in 1995 compared to 1994 as a result of the accelerated write-off of a non-compete agreement of $1.1 million during 1995.

         During 1995, the Company wrote off $13.5 million of the goodwill associated with a portion of its Industrial Packaging businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - For the Years Ended December 31, 1996, 1995 and 1994 - Goodwill Write-off."

         The $5.0 million of special charges taken in 1995 is comprised of the following: a $2.3 million charge associated with IPC's long-term special incentive agreement with senior management; a $2.0 million charge associated with the costs related to the Company's attempted public equity offering during the fourth quarter of 1995; and a reduction of land value of $760,000 associated with the Company's donation of a portion of its Chagrin Falls, Ohio paper mill site to the Village of Chagrin Falls.

    Goodwill Write-off

         During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of L&CP Corporation) had experienced less sales volume growth and lower profitability than anticipated. As a consequence, and in response to dynamic market conditions, during the second quarter of 1995 the Company realigned the management of these businesses based on three distinct operating units - masking, graphics and other protective products.

         Consistent with its accounting policy for goodwill and long-lived assets at that time, the Company made a reassessment of its remaining goodwill, all of which pertained to the above operating units, during the second quarter of 1995 and revised its projections to more accurately reflect expected future results. The Company segregated the assets and cash flows of these three operating units to the lowest level for which cash flows are identifiable and independent of one another at that time. In order to evaluate its goodwill impairment , the Company projected the cash flows allocable to these businesses over the estimated remaining goodwill amortization periods of approximately 34 years. The Company then discounted such cash flows at a rate which it believed was commensurate with the risk involved. The Company selected a pre-tax weighted average cost of capital (reflective of comparable companies within its industry) for purposes of discounting its cash flows. The discounted cash flows of each business were then compared to the sum of the business groups' working capital and net book value of fixed assets. Impairment of goodwill was then measured by comparing the remaining discounted cash flow to the net book value of the business groups' goodwill. Upon comparison, the discounted cash flows for the graphics and other protective products businesses were insufficient to recover each of such businesses' goodwill. Accordingly, the Company recorded an impairment of $13.5 million during the second quarter of 1995.

         The 1995 revised projections for this portion of the Company's business were extrapolated from market conditions and competitive pressures existing at that time and were based upon, among other things, the assumptions that growth of operating income before depreciation and amortization would range from 2-6% per year through 1999, from 1-3% per year from 2000-2010 and 0% per year from 2011-2029. The growth assumptions for the graphics and other protective products businesses were lower than the masking business. The projections assumed that capital expenditures would generally be consistent with depreciation over the long term. The Company believes that its revised projections based on the June 1995 existing historic financial trends and market conditions were its best estimate at that time of its future performance and that the Company's performance at such projected levels will not substantially detract from the Company's future earnings. However, there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.

    Income from Operations

         Income from operations and operating margin were $52.3 million and 11.6%, respectively, during 1996, compared to $22.3 million and 4.9%, respectively, during 1995 and $31.5 million and 8.0%, respectively, during 1994. The increase in 1996 income from operations and operating margin compared to 1995 primarily results from the $13.5 million goodwill write-off and $5.0 million of special charges recorded during 1995. Without these special charges during 1995, operating income and operating margin would have
been $40.7 million and 9.0%, respectively, in 1995.   The increase in 1996
income from operations and operating margin over 1995 income from operations and operating margin (before the 1995 write-off of goodwill and the special charges) was attributable to the improved gross profit and gross profit margin discussed above. The 1995 decrease in income from operations and operating margin compared to 1994 is primarily due to the write-off of goodwill and the special charges recorded during 1995. The increase in 1995 operating income and margin (before the 1995 write-off of goodwill and the special charges) compared to the 1994 operating income and margin was attributable to the Company's increased gross profit and reduced operating expenses as a percentage of net sales.

    Interest Expense

         Interest expense during 1996 was $29.7 million compared to $31.8 million and $29.6 million during 1995 and 1994, respectively. The decrease in 1996 from 1995 primarily results from lower interest rates during 1996 as a result of the Company's refinancing of its senior credit facility during the fourth quarter of 1995. The increase in 1995 from 1994 resulted from a larger amount of outstanding indebtedness during 1995 as a result of increased borrowings on IPC's revolving credit facility which were primarily related to the Company's acquisition of the assets of PPI.

    Income Taxes

         The Company's tax provisions for 1996, 1995 and 1994 primarily reflect provisions for federal alternative minimum tax and state taxes.

    Extraordinary Item

         The extraordinary item in 1995 reflects the write-off of deferred loan costs of $2.4 million written off in connection with the refinancing of IPC's existing credit facility with a new $160 million senior credit facility during the fourth quarter of 1995.

    Net Income/Loss

         Net income was $21.7 million in 1996 compared to a net loss of $13.0 million in 1995. The improved net income during 1996 is primarily the result of the Company's improved gross profit during 1996, reduced interest expense and the $13.5 million goodwill write-off and $5.0 million of special charges recorded during 1995.

         Net loss was $13.0 million in 1995 compared to net income of $930,000 in 1994. The net loss during 1995 was primarily the result of the write-off of goodwill and special charges recorded during 1995.

    EBITDA (before nonrecurring charges)

         EBITDA (before nonrecurring charges) includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off and special charges. The Company believes that EBITDA (before nonrecurring charges) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (before nonrecurring charges) is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

         The following table sets forth information with respect to EBITDA (before nonrecurring charges) of the Company's product groups for the periods presented.

                                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                                        % OF                % OF                   % OF
                                           1996      NET SALES   1995    NET SALES      1994    NET SALES
                                           ----      ---------   ----    ---------      ----    ---------
                                                                (dollars in thousands)
Consumer Packaging  . . . . . . . . . . .  $ 43,776    18.7   $  36,954     16.8       $34,506     18.2
Industrial Packaging  . . . . . . . . . .    37,694    17.4      31,744     13.7        25,695     12.7
Corporate expenses  . . . . . . . . . . .    (6,446)      -      (5,609)                (6,543)       -
                                           -------            --------                 -------
    Total . . . . . . . . . . . . . . . .  $ 75,024    16.6   $  63,089     14.0       $53,658     13.7
                                           ========           =========                =======

         The Company's EBITDA (before nonrecurring charges) increased by $11.9 million to $75.0 million in 1996, an EBITDA (before nonrecurring charges) margin of 16.6%, compared to 1995 EBITDA (before nonrecurring charges) of $63.1 million and an EBITDA (before nonrecurring charges) margin of 14.0%. The increase in Consumer Packaging's EBITDA (before nonrecurring charges) during 1996 is primarily attributable to the increased gross profit associated with the extruded sheet and film volume increases, improved operating performance of converted plastic and paper operations, and incremental EBITDA from Plastofilm. Such increases were partially offset by decreased profitability of the Company's polymerization operations. The increase in Industrial Packaging's EBITDA (before nonrecurring charges) during 1996 is primarily the result of the incremental EBITDA from PPI and the improved sales volume of protective packaging products. Corporate expenses increased 14.9% from $5.6 million to $6.4 million primarily as the result of increased incentive compensation.

         The Company's EBITDA (before nonrecurring charges) increased by $9.4 million to $63.1 million in 1995, an EBITDA (before nonrecurring charges) margin of 14.0%, compared to 1994 EBITDA (before nonrecurring charges) of $53.7 million and an EBITDA (before nonrecurring charges) margin of 13.7%. The increase in Consumer Packaging's EBITDA (before nonrecurring charges) during 1995 is primarily attributable to the increased gross profit associated with the extruded sheet and film volume increases and significantly increased profitability of the Company's polymerization operations. The increase in Industrial Packaging's EBITDA (before nonrecurring charges) during 1995 is primarily the result of the increased unit sales of recycled kraft paper and the incremental EBITDA from PPI during the fourth quarter of 1995. Corporate expense decreased 14.3% from $6.5 million to $5.6 million as a result of cost improvement actions taken by the Company in the third quarter of 1994.

    Liquidity and Capital Resources

         Ivex conducts business through IPC and has no operations of its own. The primary asset of Ivex is the common stock of IPC which has been pledged to secure Ivex's guarantee of IPC's obligations under IPC's senior credit facility. Ivex is dependent on the cash flow of IPC and its subsidiaries in order to pay the principal and interest on the 13-1/4% Ivex Discount Debentures; however, IPC has no contractual obligations to distribute any such cash flow to Ivex. In addition, IPC's senior credit facility contains provisions that (except for certain limited exceptions) prohibit the payment of dividends and distributions by IPC to Ivex. Moreover, the 12-1/2% Subordinated
Note Indenture contains provisions that limit IPC's ability to pay dividends and make distributions to Ivex.

         The Company's long-term debt, less current installments, decreased to $246.8 million at December 31, 1996 from $260.4 million at December 31, 1995 primarily reflecting decreases to the revolving credit facility borrowings of $8.5 million and $5.1 million of scheduled debt reductions. The long-term debt, less current installments, at December 31, 1996 consists primarily of the $157.3 million of the 12-1/2% IPC Notes , term loans of $49.4 million under IPC's senior credit facility, $38.3 million of industrial revenue bonds and other debt of $1.8 million

         At December 31, 1996, IPC had cash and cash equivalents of $2.8 million and $52.8 million was available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at December 31, 1996 was $32.5 million.

         The primary short-term and long-term operating cash requirements for IPC, are for debt service, working capital and capital expenditures. IPC expects to rely on cash generated from its subsidiaries' operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at December 31, 1996, $52.8 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. The Company believes it should generate sufficient cash flows to service the cash interest payments on the 12-1/2% IPC Notes from 1996 to their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC and IPC's subsidiaries may not generate sufficient cash flows to retire the $158.0 million principal amount of the 12-1/2% IPC Notes prior to or upon their maturity in 2002. Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness and dividends are restricted under these facilities.

         Ivex's primary long-term cash requirements are for the debt service relating to the 13-1/4% Ivex Discount Debentures. Commencing on September 15, 2000, cash interest on the 13-1/4% Ivex Discount Debentures will be payable semi-annually, and on March 15, 2005 the 13-1/4% Ivex Discount Debentures will mature and the aggregate principal amount then outstanding will become due and payable. Ivex will be dependent on the cash flow of IPC and IPC's subsidiaries in order to meet its debt service obligations. Significant contractual and other restrictions exist on the payment of dividends and the making of loans by IPC to Ivex. In addition, as a result of the goodwill write-offs in 1993 and 1995, IPC's ability to make distributions to Ivex under the 12-1/2% Subordinated Note Indenture has been impaired; consequently this Indenture will require modification before any such distributions to Ivex can be made. Regardless, IPC and IPC's subsidiaries may not generate sufficient cash flows to distribute to Ivex in order for Ivex to service the cash interest payments on the 13-1/4% Ivex Discount Debentures that commence in September 2000 or to retire the $160 million principal amount of 13-1/4% Ivex Discount Debentures upon their maturity in March 2005. Consequently, all or a portion of the 13-1/4% Ivex Discount Debentures may require refinancing prior to such dates. Ivex believes that distributions from IPC and its access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 13-1/4% Ivex Discount Debentures and to refinance any remaining principal amount of the 13-1/4% Ivex Discount Debentures upon their maturity in 2005, although there can be no assurance that this will be the case. In the event that Ivex is unable to service the cash interest payments on or to retire or refinance the 13-1/4% Ivex Discount Debentures or unable to obtain any required consents from the holders of the 12-1/2% IPC Notes to make interest payments on the 13-1/4% Ivex Discount Debentures, Ivex may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. During the period prior to September 15, 2000, Ivex does not expect to have significant cash requirements.

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

         Each holder of the 12-1/2% IPC Notes may require IPC to repurchase such holders' 12-1/2% Subordinated Notes in the event of a change of control at 101% of principal amount thereof, plus accrued interest to the date of repurchase. The indenture under which the 12-1/2% IPC Notes are issued contains certain covenants that, among other things, will limit the ability of IPC to incur additional indebtedness, pay dividends or repurchase stock.

         Prior to March 24, 1997, IPC's senior credit facility was comprised of $55.0 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility of which approximately $52.8 million was available at December 31, 1996. On March 24, 1997, IPC amended and restated this credit facility to, among other things, increase the revolving credit facility to $105.0 million. Currently, IPC's amended and restated credit facility is comprised of $55.0 million in term loans, a $45.0 million letter of credit facility and a $105.0 million revolving credit facility of which approximately $59.2 million was available as of March 24, 1997. The term loans under the amended and restated credit facility require quarterly payments of $1.3 million from March 31, 1997 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in IPC's amended and restated senior credit facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. The Company's actual interest rate on the term loans and the revolving credit facility at December 31, 1996 was the LIBOR reserve adjusted rate, as defined, plus 1.75% or prime rate plus 0.75%. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. The revolving credit facility and letter of credit facility terminate on September 30, 2001. Under the amended and restated credit facility, IPC is required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness and dividends are restricted.

         During 1996, IPC entered into interest rate swap agreements for the term loans for notional amounts totaling $60.0 million through January 19, 1999. Such agreements effectively fix IPC's LIBOR base rate at 5.33% and income or expense related to settlements under the swap agreements are recorded as adjustments to interest expense in IPC's financial statements.

         IPC's industrial revenue bonds require monthly interest payments and are due in varying amounts and dates through 2009. Certain letters of credit under IPC's senior credit facility provide credit enhancement for IPC's industrial revenue bonds.

         Primarily as a consequence of the Company's 1993 and 1995 goodwill write-offs, as of December 31, 1996, the Company's recorded assets are less than its recorded liabilities by approximately $23.7 million. The Company believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

         The Company made capital expenditures of $17.6 million, $19.4 million and $16.8 million in 1996, 1995 and 1994, respectively. The 1996 spending was directed, in part, to new stock thermoforming tooling and thermoforming machines at one of its converting facilities, a coextrusion line at one of the Company's extrusion facilities, and de-inking equipment at one of the Company's paper mill facilities. The spending in 1995 and 1994 was directed, in part, to the Company's new OPS extrusion line at the Company's Hazleton, Pennsylvania facility that was completed in 1994 and to the construction of a second OPS extrusion line at its Manteno, Illinois facility that was completed during the fourth quarter of 1995. The Company was not committed under any material contractual obligations for capital expenditures as of December 31, 1996.

    Special Note Regarding Forward-Looking Statements

         Certain statements in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Liquidity and Capital Resources" and "- Goodwill Write-Off" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: raw material costs and availability (see "Business - Raw Materials"); competition (see "Business - Competition"); environmental matters and government regulation (see "Business - Environmental Matters and Government Regulation"); and the Company's actual performance and highly leveraged financial condition (see "- Goodwill Write-Off" and " - Liquidity and Capital Resources" above).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IPC, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 48 present fairly, in all material respects, the financial position of IPC, Inc. ("the Company") and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Chicago, Illinois
January 21, 1997, except as to Notes 5 and 14, which are as of March 24, 1997

                                   IPC, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  ASSETS
                                                                                 DECEMBER 31,
                                                                         -----------------------------
                                                                              1996             1995
                                                                              ----             ----
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .         $   2,795         $   4,793
  Accounts receivable trade, net of allowance   . . . . . . . . .            51,638            46,077
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .            49,023            44,050
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . .             5,395             5,417
                                                                          ---------         ---------
     Total current assets . . . . . . . . . . . . . . . . . . . .           108,851           100,337
                                                                          ---------         ---------
Property, Plant and Equipment:
  Buildings and improvements  . . . . . . . . . . . . . . . . . .            49,038            47,108
  Machinery and equipment . . . . . . . . . . . . . . . . . . . .           231,526           208,820
  Construction in progress  . . . . . . . . . . . . . . . . . . .             8,069             4,159
                                                                          ---------         ---------
                                                                            288,633           260,087
  Less - Accumulated depreciation   . . . . . . . . . . . . . . .          (123,957)         (102,098)
                                                                          ---------         ---------
                                                                            164,676           157,989
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,304             7,504
                                                                          ---------         ---------
     Total property, plant and equipment  . . . . . . . . . . . .           172,980           165,493
                                                                          ---------         ---------
Other assets:
  Goodwill, net of accumulated amortization   . . . . . . . . . .            20,506            13,938
  Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . .            11,118            12,423
                                                                          ---------         ---------
     Total other assets . . . . . . . . . . . . . . . . . . . . .            31,624            26,361
                                                                          ---------         ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 313,455         $ 292,191
                                                                          =========         =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt  . . . . . . . . . . . .         $   5,921         $   5,128
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .            36,748            31,934
  Accrued salary and wages  . . . . . . . . . . . . . . . . . . .             8,603             7,781
  Self insurance reserves   . . . . . . . . . . . . . . . . . . .             7,453             6,339
  Accrued rebates and discounts   . . . . . . . . . . . . . . . .             3,824             2,817
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . .             1,680             1,747
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .            12,110             6,538
                                                                          ---------         ---------
     Total current liabilities  . . . . . . . . . . . . . . . . .            76,339            62,284
                                                                          ---------         ---------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .           246,754           260,379
                                                                          ---------         ---------
Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .             5,243             6,472
                                                                          ---------         ---------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . .             8,770             8,770
                                                                          ---------         ---------
Commitments . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                          ---------         ---------

Stockholders' Deficit:
  IPC, Inc. common stock, $.01 par value - 200,000 shares
     authorized; 120,890 shares issued and outstanding  . . . . .                 1                 1
  Paid in capital in excess of par value  . . . . . . . . . . . .            73,417            73,417
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .           (95,905)         (117,648)
  Foreign currency translation adjustment   . . . . . . . . . . .            (1,164)           (1,484)
                                                                          ---------         ---------
     Total stockholders' deficit  . . . . . . . . . . . . . . . .           (23,651)          (45,714)
                                                                          ---------         ---------
Total Liabilities and Stockholders' Deficit . . . . . . . . . . .         $ 313,455          $292,191
                                                                          =========         =========


         The accompanying notes are an integral part of this statement.

                                   IPC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                            1996          1995         1994
                                                                            ----          ----         ----
Gross sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  485,039    $   483,689  $   418,502
Freight out . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,229         16,001       15,875
Discounts and returns . . . . . . . . . . . . . . . . . . . . . . .         17,003         16,119       11,652
                                                                        ----------    -----------  -----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        451,807        451,569      390,975
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . .        351,424        366,409      316,704
                                                                        ----------    -----------  -----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,383         85,160       74,271
                                                                        ----------    -----------  -----------
Operating expenses:
  Selling   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,306         18,027       18,166
  Administrative  . . . . . . . . . . . . . . . . . . . . . . . . .         27,156         24,540       23,496
  Amortization of intangibles   . . . . . . . . . . . . . . . . . .            621          1,904        1,140
  Write-off of goodwill   . . . . . . . . . . . . . . . . . . . . .                        13,471
  Special charges   . . . . . . . . . . . . . . . . . . . . . . . .                         4,960
                                                                        ----------    -----------  -----------
       Total operating expenses   . . . . . . . . . . . . . . . . .         48,083         62,902       42,802
                                                                        ----------    -----------  -----------
Income from operations  . . . . . . . . . . . . . . . . . . . . . .         52,300         22,258       31,469
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         29,657         31,762       29,603
                                                                        ----------    -----------  -----------
Income (loss) before income taxes and extraordinary item  . . . . .         22,643         (9,504)       1,866
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . .           (900)        (1,113)        (936)
                                                                        ----------    -----------  -----------
Income (loss) before extraordinary item . . . . . . . . . . . . . .         21,743        (10,617)         930
Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . .                        (2,359)
                                                                        ----------    ------------ -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     $   21,743    $   (12,976) $       930
                                                                        ==========    ===========  ===========





         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)



                                                             IPC, Inc.         Paid in                     Foreign
                                                           Common Stock        Capital                    Currency
                                                       -------------------  In Excess of   Accumulated   Translation   Stockholders'
                                                       Shares       Amount    Par Value     Deficit       Adjustment     Deficit
                                                      --------      ------   ------------   ---------      ----------  -------------
Balance at December 31, 1993  . . . . . . . . . .     120,890       $  1     $ 73,417       $(105,602)     $   (508)    $ (32,692)
    Foreign currency translation adjustment   . .                                                              (394)         (394)
    Net income  . . . . . . . . . . . . . . . . .                                                 930                         930
                                                      -------       ----     --------       ---------      --------    ----------
Balance at December 31, 1994  . . . . . . . . . .     120,890          1       73,417        (104,672)         (902)      (32,156)
    Foreign currency translation adjustment   . .                                                              (582)         (582)
    Net loss  . . . . . . . . . . . . . . . . . .                                            ( 12,976)                    (12,976)
                                                      -------       ----     --------       ---------      --------    ----------
Balance at December 31, 1995  . . . . . . . . . .     120,890          1       73,417        (117,648)       (1,484)      (45,714)
    Foreign currency translation adjustment   . .                                                               320           320
    Net income  . . . . . . . . . . . . . . . . .                                              21,743                      21,743
                                                      -------       ----     --------       ---------      --------    ----------
Balance at December 31, 1996  . . . . . . . . . .     120,890        $ 1     $ 73,417       $ (95,905)     $ (1,164)    $ (23,651)
                                                      =======       ====     ========       =========      ========    ==========




         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                              1996         1995       1994
                                                                              ----         ----       ----
Cash flows from operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . .       $  21,743  $   (12,976) $      930
  Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation of properties   . . . . . . . . . . . . . . . .          22,103       20,496      21,049
       Amortization of intangibles and debt issue costs . . . . . .           1,764       19,425       2,795
       Deferred income taxes  . . . . . . . . . . . . . . . . . . .                                     (106)
       Write-down of property, plant and equipment, net   . . . . .                          760
                                                                          ---------  -----------  ----------
                                                                             45,610       27,705      24,668
    Change in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . .             528         (550)     (9,457)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . .            (743)       4,371     (10,871)
       Prepaid expenses and other . . . . . . . . . . . . . . . . .             621         (930)       (719)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . .           1,516       (8,486)     10,322
       Accrued expenses and other liabilities . . . . . . . . . . .           1,680          648       1,752
                                                                          ---------  -----------  ----------
         Net cash from operating activities . . . . . . . . . . . .          49,212       22,758      15,695
                                                                          ---------  -----------  ----------
Cash flows from financing activities:
  Proceeds from senior credit facilities  . . . . . . . . . . . . .                       60,000
  Payment of senior credit facilities   . . . . . . . . . . . . . .          (5,000)     (59,870)     (5,342)
  Proceeds from revolving credit facility   . . . . . . . . . . . .                        8,500
  Payment of revolving credit facility  . . . . . . . . . . . . . .          (8,500)
  Payment of debt issue costs   . . . . . . . . . . . . . . . . . .            (296)      (2,779)       (569)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             722         (185)       (195)
                                                                          ---------  -----------  ----------
         Net cash from (used by) financing activities . . . . . . .         (13,074)       5,666      (6,106)
                                                                          ---------  -----------  ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment   . . . . . . . . . . .         (17,633)     (19,385)    (16,769)
  Proceeds from the sale of real estate   . . . . . . . . . . . . .                        1,034       1,305
  Acquisition of CFI Industries, Inc., net of cash acquired   . . .         (17,262)
  Acquisition of the net assets of Trio Products  . . . . . . . . .          (3,524)
  Acquisition of the net assets of Packaging Products, Inc.   . . .                      (11,735)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             283          215       2,407
                                                                          ---------  -----------  ----------
         Net cash used by investing activities  . . . . . . . . . .         (38,136)     (29,871)    (13,057)
                                                                          ---------  -----------  ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . .          (1,998)      (1,447)     (3,468)
Cash and cash equivalents at beginning of year  . . . . . . . . . .           4,793        6,240       9,708
                                                                         ----------  -----------  ----------
Cash and cash equivalents at end of year  . . . . . . . . . . . . .       $   2,795  $     4,793  $    6,240
                                                                          =========  ===========  ==========

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  28,581  $    29,992  $   27,702
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           1,199        1,052         913

Supplemental schedule of non-cash investing and financing activities:
    Issuance of non-current note for accounts receivable  . . . . .                        1,000       2,000
    The Company purchased all of the capital stock of CFI Industries, Inc.
    In conjunction with the acquisition, liabilities were assumed as follows:
       Fair value of assets acquired  . . . . . . . . . . . . . . .       $  27,127
       Cash paid for the capital stock  . . . . . . . . . . . . . .         (18,423)
                                                                          ---------
         Liabilities assumed  . . . . . . . . . . . . . . . . . . .       $   8,704
                                                                          =========


         The accompanying notes are an integral part of this statement.

                                   IPC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 1 - ORGANIZATION:

        IPC, Inc. (the "Company" or "IPC") is a wholly owned subsidiary of Ivex Packaging Corporation ("Ivex"). Ivex is wholly owned by Acadia Partners, L.P. ("Acadia") and certain related investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Nature of operations

        IPC engages in the business of manufacturing plastic and paper packaging products for different end-use packaging applications principally with customers in North America. These applications include: (i) the integrated production and conversion of oriented polystyrene sheet and other plastic sheet into thermoformed packaging products and the sale of such sheet to other packaging thermoformers; (ii) the manufacture and sale of coated and laminated unbleached kraft paper and plastic materials and single face corrugated products as protective materials in the packaging of industrial products; and (iii) the manufacture and sale of unbleached kraft paper and various lightweight specialty grades of paper for industrial and food service packaging applications. Accordingly, the accompanying financial data are reported as a single segment.

   Principles of consolidation

        All the accounts of the wholly-owned subsidiaries of the Company have been consolidated. All significant intercompany transactions and accounts have been eliminated.

   Revenue recognition

        The Company recognizes revenue upon shipment of products.

   Cash and cash equivalents

        The Company considers all short-term deposits with initial maturities of three months or less to be cash equivalents.

   Accounts receivable

        Accounts receivable at December 31, 1996 and 1995 consist of the following:

                                                                   1996        1995
                                                                   ----        ----
       Accounts receivable  . . . . . . . . . . . . . . .        $ 53,718     $ 48,089
       Less - Allowance for doubtful accounts   . . . . .          (2,080)      (2,012)
                                                                 --------     --------
                                                                $  51,638     $ 46,077
                                                                =========     ========

       Accounts receivable from sales to customers are unsecured.

                                   IPC, INC.

    Inventories

       Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method to determine the cost of raw materials and finished goods.

       Inventories at December 31, 1996 and 1995 consist of the following:

                                                                   1996        1995
                                                                   ----        ----
       Raw materials  . . . . . . . . . . . . . . . . . .        $ 26,483     $ 24,148
       Finished goods   . . . . . . . . . . . . . . . . .          22,540       19,902
                                                                 --------     --------
                                                                 $ 49,023     $ 44,050
                                                                 =========    ========

    Property, plant and equipment

       Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred; major improvements are capitalized.

       During the first quarter of 1995, IPC revised the estimated remaining useful lives of certain machinery and equipment to more closely reflect expected remaining lives. The effect of this change in accounting estimate resulted in a decrease in IPC's annual depreciation of $1,800 in 1995 and in each year thereafter until the assets are fully depreciated.

    Income taxes

       IPC recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in IPC's financial statements or tax returns. In estimating future tax consequences, IPC generally considers all expected future events other than enactments of changes in the tax law or rates.

    Employee benefit plans

       IPC and its subsidiaries have defined contribution and defined benefit plans covering substantially all employees. IPC's contributions to the defined contribution plans are determined by matching employee contributions and by discretionary contributions. Defined benefit plan contributions are determined by independent actuaries and are generally funded in the minimum amount required by the Internal Revenue Service in a given year.

       IPC provides limited post retirement benefits to a select group of employees. The current period cost and reserves related to these benefits are not material.

    Goodwill and other long-lived assets

       Goodwill represents the excess purchase price over fair value of net assets acquired and is being amortized using the straight-line method over a forty year period. Accumulated amortization was $18,781 and $18,315 as of December 31, 1996 and 1995, respectively.

       During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. If the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset an

                                   IPC, INC.

impairment loss is recognized. Otherwise, an impairment loss is not recognized. The effect of adopting this new accounting standard did not have an impact on the financial position of the Company. Prior to 1996, an impairment was recognized if it was probable that the present value of expected future cash flows (discounted and with interest charges) was less than the carrying amounts of goodwill and other long-lived assets.

    Earnings per share

       An earnings per share calculation has not been presented because the Company is wholly-owned by Ivex.

    Foreign currency translation

       The financial statements of the Company's foreign subsidiaries are maintained in local currency which is the functional currency. The balance sheets of these subsidiaries are translated at exchange rates in effect at the balance sheet date and the related statements of operations are translated at weighted average rates of exchange for the year. Translation adjustments resulting from this process are reflected as a separate component of stockholders' deficit. Gains and losses resulting from foreign exchange transactions are recorded in the results from operations. Such amounts were not significant in 1996, 1995 and 1994.

    Fair value of financial instruments

       At December 31, 1996, the effective yield of IPC's 12-1/2% Subordinated Notes due December 15, 2002 (the "12-1/2% Subordinated Notes") was 9.3%. The carrying amount of IPC's other financial instruments approximates their estimated fair value based on market prices for the same or similar type of financial instruments.

    Reclassifications

       Certain amounts in the consolidated balance sheets for 1995 have been reclassified to conform to the 1996 presentation.

                                   IPC, INC.

NOTE 3 - GOODWILL:

       During 1995, a portion of the Industrial Packaging businesses (such portion having been acquired primarily in the 1989 acquisition of L&CP Corporation) had experienced less sales volume growth and lower profitability than anticipated. As a consequence, and in response to dynamic market conditions, during the second quarter of 1995 the Company realigned the management of these businesses based on three distinct operating units - masking, graphics and other protective products.

       Consistent with its accounting policy for goodwill and long-lived assets at that time, the Company made a reassessment of its remaining goodwill, all of which pertained to the above operating units, during the second quarter of 1995 and revised its projections to more accurately reflect expected future results. The Company segregated the assets and cash flows of these three operating units to the lowest level for which cash flows are identifiable and independent of one another at that time. In order to evaluate its goodwill impairment , the Company projected the cash flows allocable to these businesses over the estimated remaining goodwill amortization periods of approximately 34 years. The Company then discounted such cash flows at a rate of 16-1/2% which it believed was commensurate with the risk involved. The Company selected a pre-tax weighted average cost of capital (reflective of comparable companies within its industry) for purposes of discounting its cash flows. The discounted cash flows of each business were then compared to the sum of the business groups' working capital and net book value of fixed assets.
Impairment of goodwill was then measured by comparing the remaining discounted cash flow to the net book value of the business groups' goodwill. Upon comparison, the discounted cash flows for the graphics and other protective products businesses were insufficient to recover each of such businesses' goodwill. Accordingly, the Company recorded an impairment of $13,471 during the second quarter of 1995.

       The 1995 revised projections for this portion of the Company's business were extrapolated from market conditions and competitive pressures existing at that time and were based upon, among other things, the assumptions that growth of operating income before depreciation and amortization would range from 2-6% per year through 1999, from 1-3% per year from 2000-2010 and 0% per year from 2011-2029. The growth assumptions for the graphics and other protective products businesses were lower than the masking business. The projections assumed that capital expenditures would generally be consistent with depreciation over the long term. The Company believes that its revised projections based on the June 1995 existing historic financial trends and market conditions were its best estimate at that time of its future performance and that the Company's performance at such projected levels will not substantially detract from the Company's future earnings. However, there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.

                                   IPC, INC.

NOTE 4 - MISCELLANEOUS OTHER ASSETS:

    Miscellaneous other assets at December 31, 1996 and 1995 consist of the following:

                                                                 1996        1995
                                                                 ----        ----
       Deferred financing costs   . . . . . . . . . . . .     $  9,993    $  9,697
       Less - Accumulated amortization  . . . . . . . . .       (3,366)     (2,225)
                                                              --------    --------
                                                                 6,627       7,472
       Other  . . . . . . . . . . . . . . . . . . . . . .        4,491       4,951
                                                              --------    --------
                                                              $ 11,118    $ 12,423
                                                              ========    ========

       Deferred financing costs are being amortized over the term of the related debt. During 1995, IPC recorded a write-off of a non-compete agreement with a net book value of $1,139.

NOTE 5 - LONG-TERM DEBT:

       Long-term debt comprised the following at December 31, 1996 and 1995:

                                                                1996         1995
                                                                ----         ----
       Senior credit facility (A)   . . . . . . . . . . .    $  55,000    $  68,500
       Industrial revenue bonds (B)   . . . . . . . . . .       38,293       38,293
       12-1/2% Subordinated Notes, net
          of discount  (C)  . . . . . . . . . . . . . . .      157,340      157,229
       Other  . . . . . . . . . . . . . . . . . . . . . .        2,042        1,485
                                                             ---------    ---------
                 Total debt outstanding   . . . . . . . .      252,675      265,507
       Less - Current installments of long-term debt  . .       (5,921)      (5,128)
                                                             ---------    ---------
                 Long-term debt   . . . . . . . . . . . .    $ 246,754    $ 260,379
                                                             =========    =========


    A. Senior Credit Facility - IPC's senior credit facility (the "Credit Facility") is comprised of $55,000 in term loans, a $45,000 letter of credit facility and a $55,000 revolving credit facility of which approximately $52,798 was available at December 31, 1996. On March 24, 1997, IPC amended the Credit Facility to, among other things, increase the revolving credit facility to $105,000. The term loans require quarterly payments of $1,250 from March 31, 1997 through September 30, 1997; $1,875 from December 31, 1997 through September 30, 1998; $3,000 from December 31, 1998 through September 30, 1999; $3,500 from December 31, 1999 through September 30, 2000; $4,125 from December 31, 2000 through June 30, 2001; and $5,375 on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility bear interest at the LIBOR reserve adjusted rate, as defined, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in the Credit Facility. The Company's actual interest rate on the term loans and the revolving credit facility at December 31, 1996 was the LIBOR reserve adjusted rate, as defined, plus 1.75% or prime rate plus 0.75%. IPC pays a fee of 0.5% on the unused portion of the revolving credit facility. The effective interest rate per annum under the Credit Facility was 7.67% during 1996. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. Under the Credit Facility, IPC is required to maintain certain financial ratios and levels of net worth while future indebtedness and dividends are restricted.

    Beginning January 6, 1996, IPC entered into interest rate swap agreements for the term loans for notional amounts totaling $60,000 through January 19, 1999. Such agreements effectively fix IPC's LIBOR base rate at 5.33% and income or expense related to settlements under the swap agreements are recorded as adjustments to interest expense in IPC's financial statements.

                                   IPC, INC.

       B. Industrial Revenue Bonds - Industrial Revenue Bonds requiring monthly interest payments with average effective rates during 1996 and 1995 of 5.8% and 6.2%, respectively, are due in varying amounts and dates through 2009 and are secured by certain assets of IPC. IPC's letter of credit facility provides credit enhancement for the Industrial Revenue Bonds.

       C. 12-1/2% Subordinated Notes - On December 17, 1992, IPC issued $158,000 of 12-1/2% Senior Subordinated Notes due December 15, 2002 (the "12-1/2% Subordinated Notes"). The 12-1/2% Subordinated Notes require semi-annual interest payments on June 15 and December 15 and are subordinated in right of payment to all existing and future senior indebtedness of IPC. The 12-1/2% Subordinated Notes are redeemable at the option of IPC, in whole or in part, on or after December 15, 1997 at the following redemption prices (expressed in percentages of the principal amount thereof), plus accrued interest to the date of redemption.

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

       Each holder of the 12-1/2% Subordinated Notes may require IPC to repurchase such holders' 12-1/2% Subordinated Notes in the event of a change of control at 101% of principal amount thereof, plus accrued interest to the date of repurchase. The indenture under which the 12-1/2% Subordinated Notes are issued contains certain covenants that, among other things, will limit the ability of IPC to incur additional indebtedness, pay dividends or repurchase stock.

 Long-term debt principal maturities are as follows:

          1997  . . . . . . . . . . . . . . . . . . . . . . . .     $   5,921
          1998  . . . . . . . . . . . . . . . . . . . . . . . .        10,267
          1999  . . . . . . . . . . . . . . . . . . . . . . . .        15,148
          2000  . . . . . . . . . . . . . . . . . . . . . . . .        17,279
          2001  . . . . . . . . . . . . . . . . . . . . . . . .        16,115
          Thereafter  . . . . . . . . . . . . . . . . . . . . .       187,945
                                                                    ---------
                                                                    $ 252,675
                                                                    =========

NOTE 6 - INCOME TAXES:

     The components of the income tax provision shown in the statement of operations are as follows:

                                                             1996           1995          1994
                                                             ----           ----          ----
          Current provision:
             Federal  . . . . . . . . . . . . . . . .      $   (415)    $   (142)    $    (106)
             State  . . . . . . . . . . . . . . . . .          (485)        (971)         (936)
          Deferred (provision) benefit:
             Federal  . . . . . . . . . . . . . . . .        (9,029)                       106
          Benefit of net operating loss carryovers  .         9,029
                                                           --------     ---------     ---------
                                                           $   (900)    $ (1,113)     $   (936)
                                                           ========     =========     =========

                                   IPC, INC.

     The provision recognized for income taxes differs from the amount determined by applying the U.S. federal income tax rate of 35% due to the following:

                                                                 1996          1995            1994
                                                                 ----          ----            ----
          Income (loss) before income taxes . . . . . . .     $   22,643   $    (9,504)   $      1,866
                                                              ==========   ===========    ============
          Computed expected (provision) benefit at the
            statutory rate  . . . . . . . . . . . . . . .     $   (7,925)  $     3,326    $       (653)
          Adjustments to the computed expected
            (provision) benefit resulting from:
            Amortization of goodwill  . . . . . . . . . .            (77)       (4,862)           (214)
            Net operating loss carryover adjustments  . .          7,653         1,327             474
            State income taxes, net . . . . . . . . . . .           (417)         (610)           (608)
            Other, net  . . . . . . . . . . . . . . . . .           (134)         (294)             65
                                                              -----------  -----------    ------------
                                                              $     (900)   $   (1,113)    $      (936)
                                                              ==========    ==========     ===========

          Deferred tax liabilities (assets) are comprised of the following:

                                                             1996           1995
                                                             ----           ----
          Depreciation  . . . . . . . . . . . . . . .    $   33,449    $   33,581
          Basis differences of acquired assets  . . .         3,969         4,737
                                                         ----------    ----------
           Deferred tax liabilities   . . . . . . . .        37,418        38,318
                                                         ----------    ----------
          Environmental reserves  . . . . . . . . . .          (330)         (478)
          Non-compete agreements  . . . . . . . . . .          (613)         (963)
          Self insurance reserves   . . . . . . . . .        (1,979)       (1,731)
          Other   . . . . . . . . . . . . . . . . . .        (2,727)       (2,512)
          Net operating loss carryover  . . . . . . .       (26,795)      (37,646)
                                                         ----------    ----------
           Deferred tax assets  . . . . . . . . . . .       (32,444)      (43,330)
                                                         -----------   ----------
          Deferred tax asset valuation allowance  . .         3,796        13,782
                                                         ----------    ----------
                                                         $    8,770    $    8,770
                                                         ==========    ==========

     At December 31, 1996, the Company has net operating loss carryovers for income tax reporting purposes of approximately $76,048. These carryovers expire between 2005 and 2008. In the event of change in ownership of the Company these net operating loss carryovers may be limited. A valuation allowance has been recorded against certain of the net operating loss carryovers for which utilization is uncertain.

     The Company's taxable income will be included as part of the consolidated tax return of its parent, Ivex. The Company, its subsidiaries and Ivex have entered into a tax sharing agreement pursuant to which IPC and its subsidiaries will pay to Ivex their respective share of Ivex's consolidated tax liability. Net operating loss carryover benefits that reside at Ivex, but were generated prior to the Company's formation, are reflected in the historical financial statements of the Company and will be available to the Company. Accordingly, the Company has included the tax benefits of Ivex's net operating loss carryovers generated prior to the date of its formation in computing its deferred taxes. Tax benefits from operating losses generated by Ivex subsequent to the Company's formation will not be reflected in the Company's tax provision. Such benefits will be realized by the Company through a capital contribution pursuant to the tax sharing agreement.

                                   IPC, INC.

NOTE 7 - EMPLOYEE BENEFIT PLANS:

     Net periodic pension expense related to the defined benefit plans for the years ended December 31, 1996, 1995 and 1994 is comprised of the following components:

                                                                        1996          1995      1994
                                                                        ----          ----      ----
            Service cost component - benefits earned by
             employees for services during this period  . . . . . .    $    290    $   265    $    274
            Interest cost component - increase in projected
             benefit obligation due to the passage of time  . . . .       1,208      1,070       1,029
            Return on plan assets, net of administrative
             expense  . . . . . . . . . . . . . . . . . . . . . . .      (1,317)    (1,926)        (79)
            Net amortization and deferral   . . . . . . . . . . . .         372      1,084        (866)
                                                                       --------    -------    --------
            Net periodic pension cost   . . . . . . . . . . . . . .    $    553    $   493    $    358
                                                                       ========    =======    ========

     Plan assets are invested in a deposit administration contract with an insurance company and money market, equity and bond funds. The following table sets forth the funded status of these plans as of the date of the latest available actuarial valuation.

                                                                           1996             1995
                                                                           ----             ----
     Actuarial present value of vested benefit obligation   . . . .     $  15,139        $  14,228
                                                                        =========        =========
     Actuarial present value of accumulated benefit
      obligation  . . . . . . . . . . . . . . . . . . . . . . . . .     $  15,252        $  14,333
                                                                        =========        =========
     Fair value of the plans' assets  . . . . . . . . . . . . . . .     $  14,202        $  12,873
     Actuarial present value of projected benefit obligation  . . .        15,357           14,417
                                                                        ---------        ---------
     Fair value of the plans' assets less than the projected
      benefit obligation  . . . . . . . . . . . . . . . . . . . . .        (1,155)          (1,544)
     Unrecognized net transition obligation   . . . . . . . . . . .           398              463
     Unrecognized prior service cost  . . . . . . . . . . . . . . .           952            1,070
     Unrecognized net loss  . . . . . . . . . . . . . . . . . . . .           650              243
                                                                        ---------        ---------
     Prepaid pension expense  . . . . . . . . . . . . . . . . . . .     $     845        $     232
                                                                        =========        =========

     The following table sets forth significant assumptions utilized in the actuarial valuation.

                                                                              1996          1995
                                                                              ----          ----
      Discount rate used to adjust for the time value of money  .              8.5%          8.5%
      Expected rate of increase in employee compensation costs  .             0%-5%         0%-5%
      Expected long-term rate of return on assets . . . . . . . .              9.0%          9.0%

     The charge to operations under IPC's defined benefit and defined contribution plans was approximately $2,351, $2,063 and $1,900 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                   IPC, INC.

NOTE 8 - STOCK OPTION AND INCENTIVE PLANS:

     IPC and Ivex established a stock option plan (the "Plan") for certain key executives, effective January 1, 1993. Pursuant to the Plan, IPC irrevocably granted options to purchase 17,270 shares of its common stock at an exercise price of $619.56 per share approximating fair market value. The options are exercisable at any time, once vested and earned, prior to January 1, 2003. At December 31, 1996, 9,413 of these options were vested and earned by the Plan participants and 7,857 of the options were canceled. The Plan also provides IPC and the participants with certain rights to exchange options to purchase IPC's common stock for options to purchase Ivex's common stock.

     On January 1, 1996, the option plan was amended and extended to grant an additional 6,908 options subject to vesting over three years from January 1, 1996, and such options will be available to be earned in 1996 and 1997 based on EBITDA results. The provisions of the options are substantially the same as the previously issued options. During 1996, 3,454 of such options were earned.

     The Company adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of such statement, the Company is required to at least disclose the pro forma impact of recognizing compensation expense for the fair value of those options granted since January 1, 1996. Under the provisions of SFAS No. 123, the Company has not recognized any compensation cost for stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 1996 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to $21,623.

     The Company's pro forma net income was determined under the assumption that all applicable options were earned when available with equal vesting over the three years from January 1, 1996. The fair value of the options granted was estimated on the date earned using the Black-Scholes option-pricing model and utilized the following weighted-average assumptions for options earned in 1996: dividend yield of 0.00%; expected volatility of 22.63%; risk-free interest rate of 5.28%; and expected lives of 3 years.

     IPC also entered into a special incentive agreement (the "Agreement") with certain key executives, effective January 1, 1993. The Agreement provided for a special incentive payment of up to $2,250 upon the occurrence of certain events as defined in the Agreement. During 1995, management earned all of the special incentive payment and, accordingly, IPC recorded expense of $2,250. As of December 31, 1996, all amounts to be paid pursuant to the terms of the Agreement have been paid. See Note 9 - Special Charges.

NOTE 9 - SPECIAL CHARGES:

     During the fourth quarter of 1995, the Company recorded the following special charges: $2,250 associated with the Agreement (see Note 8 - Stock Option and Incentive Plans), $1,950 of costs related to an attempted initial public equity offering and a reduction of land value of $760 associated with a donation of land to the Village of Chagrin Falls, Ohio.

NOTE 10 - RELATED PARTY TRANSACTIONS:

     IPC recorded management fee expense to Acadia of $400 in 1996 which was unpaid as of December 31, 1996. IPC paid management fees to Acadia of $400 in 1995 and 1994.

                                   IPC, INC.

NOTE 11 - COMMITMENTS:

     IPC leases certain of its facilities and equipment under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements that IPC pay taxes, insurance and maintenance costs. Approximate future minimum annual rental payments under non-cancelable operating lease agreements are as follows:

                    1997  . . . . . . . . . . . . . . . . . . . . . . . .   $4,151
                    1998  . . . . . . . . . . . . . . . . . . . . . . . .    3,438
                    1999  . . . . . . . . . . . . . . . . . . . . . . . .    3,163
                    2000  . . . . . . . . . . . . . . . . . . . . . . . .    2,350
                    2001  . . . . . . . . . . . . . . . . . . . . . . . .    7,553
                    Thereafter  . . . . . . . . . . . . . . . . . . . . .      588

     Rent expense under operating leases included in the accompanying statement of operations aggregated approximately $4,954, $4,339 and $3,576 during 1996, 1995 and 1994, respectively.

NOTE 12 - EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT:

     Deferred financing costs of $2,359 written off in connection with the refinancing of IPC's senior credit facility are presented as an extraordinary item in the consolidated statements of operations for the year ended December 31, 1995.

NOTE 13 - PLASTOFILM ACQUISITION

     On August 16, 1996, IPC acquired CFI Industries, Inc. ("CFI" or "Plastofilm") for an aggregate purchase price of $18,423, including the repayment of certain indebtedness of CFI and related acquisition fees and expenses. Through its subsidiary, Plastofilm Industries, CFI is a fully integrated custom thermoformer of plastic packaging products for the medical, electronic and personal care industries. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the specific assets acquired and liabilities assumed based upon their fair value at date of acquisition. The Company's 1996 consolidated financial statements include the results of operations and cash flows of Plastofilm from August 16, 1996.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Plastofilm had occurred at the beginning of 1995, after giving effect for certain adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                                          1996         1995
                                                                      -----------   ----------
         Net Sales  . . . . . . . . . . . . . . . . . . . . . . .     $  472,414    $  483,259
                                                                      ==========    ==========
         Net income (loss) before extraordinary items   . . . . .     $   21,620    $  (10,581)
                                                                      ==========    ==========
         Net income (loss)  . . . . . . . . . . . . . . . . . . .     $   21,620    $  (12,940)
                                                                      ==========    ==========

NOTE 14 - SUBSEQUENT EVENTS

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England for approximately $12,500 and on February 21, 1997, IPC purchased all of the outstanding common stock of M&R Plastics, Inc. located in Laval, Quebec for approximately $19,500. The acquired businesses were financed through cash flow from operations and revolving credit borrowings under IPC's senior credit facility. As a result of these borrowings, IPC amended and restated its senior credit facility on March 24, 1997, to, among other things, increase its revolving credit facility from $55,000 to $105,000.

                                   IPC, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                             BEGINNING                                  ENDING
         DESCRIPTION                          BALANCE    ADDITIONS      DEDUCTIONS      BALANCE
         -----------                          -------    ---------      ----------      -------
Accounts receivable - allowance for
  doubtful accounts:
    1994  . . . . . . . . . . . . . . . .     $ 1,272       $ 594          $ (421)(1)   $ 1,445
    1995  . . . . . . . . . . . . . . . .       1,445         943            (376)(1)     2,012
    1996  . . . . . . . . . . . . . . . .       2,012         281            (213)(1)     2,080

Income Taxes - valuation allowance:

    1994  . . . . . . . . . . . . . . . .    $ 17,053         -            $(3,238)    $ 13,815
    1995  . . . . . . . . . . . . . . . .      13,815         -                (33)      13,782
    1996  . . . . . . . . . . . . . . . .      13,782         -             (9,986)       3,796

_________________________
(1)  Accounts charged off, less recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and offices held (as of the date hereof) and a brief account of the business experience for each director and executive officer of Ivex and IPC.

     NAME                  AGE                                 POSITION
     ----                  ---                                 --------
George V. Bayly . . . . .   54    Director, Chairman of the Board, President and Chief Executive Officer of Ivex since
                                  January 1991 and of IPC since its organization in December 1992.

Frank V. Tannura  . . . .   40    Director of Ivex since August 1995 and of IPC since its organization in December of
                                  1992. Vice President and Chief Financial Officer of Ivex since October 1989 and of IPC since its organization in December 1992.

Richard R. Cote . . . . .   45    Vice President and Treasurer of Ivex since August 1994 and of IPC since August 1995.
                                  Mr. Cote was Assistant Vice President and Treasurer of Ivex from March 1993 to August
                                  1994, Treasurer of IPC from December 1992 to August 1994 and Assistant Treasurer of
                                  IPC from 1991 to 1992.

Donald C. Devine  . . . .   37    Vice President and General Manager of Ivex and IPC since March 1996.  From 1993 to 1996, Mr.
                                  Devine was Vice President and General Manager of the Bag Division of Gaylord Container
                                  Corp. and from 1989 to 1993, General Manager of James River Corporation's Folding
                                  Carton Group.

Thomas S. Ellsworth . . .   52    Vice President and General Manager of Ivex and of IPC since August 1994. Mr. Ellsworth was Vice President of Ivex paper mill operations from 1992 to 1994 and Chief Financial
                                  Officer of Ivex paper mill operations from March 1991 to 1992.

Jeremy S. Lawrence  . . .   46    Vice President of Human Resources of Ivex since May 1991 and IPC since its organization in December 1992.

G. Douglas Patterson  . .   39    Vice President and General Counsel of Ivex since June 1991 and of IPC since its organization in December 1992.

David E. Wartner  . . . .   30    Corporate Controller of Ivex and IPC since October 1994. Mr. Wartner was previously associated with Price Waterhouse from 1988 to 1994.

Eugene M. Whitacre  . . .   41    Vice President and General Manager of Ivex since February 1991 and of IPC since its organization in December 1992.

     NAME                  AGE                                 POSITION
     ----                  ---                                 --------

Glenn R. August . . . . .   35    Director of Ivex since March 1993 and a Managing Director of Oak Hill Partners, Inc.
                                  (Acadia's investment advisor) and its predecessor since 1987.  Since August 1996, Mr.
                                  August has served as President of Oak Hill Advisors, Inc., the exclusive advisor to the Oak Hill Securities Fund, L.P., a $1.75 billion investment partnership.

David G. Offensend  . . .   43    Director of IPC since its organization in December 1992 to August 1995 and a director of  Ivex since August 1995.  Founder of Evercore Partners LLC (a private investment firm) since October 1995 and a Managing Director of Oak Hill Partners, Inc. (Acadia's
                                  investment advisor) and its predecessor from April 1990 to September 1995.  Mr.
                                  Offensend also is a director of Specialty Foods Corporation.

Anthony P. Scotto . . . .   50    Director of IPC since its organization in December 1992 to August 1995 and a director of  Ivex since August 1995.  Managing Director of Oak Hill Partners, Inc. (Acadia's
                                  investment advisor) and its predecessor since March 1988.  Mr. Scotto is also a director of Specialty Foods Corporation and Holophane Corporation.

     All members of the Board of Directors of Ivex serve until a successor is elected. All members of the Board of Directors of IPC serve until a successor is elected by Ivex (as the sole stockholder of IPC). All officers of Ivex and IPC serve at the pleasure of the Company's and IPC's Boards of Directors.

ITEM 11. EXECUTIVE COMPENSATION

                                                          SUMMARY COMPENSATION TABLE
                                 ----------------------------------------------------------------------------------
                                                                               LONG-TERM
                                                                            COMPENSATION(4)
                                                                      ---------------------------
                                       ANNUAL COMPENSATION(3)            AWARDS        PAYOUTS
                                 --------------------------------     -----------    -----------
                                                                       NUMBER OF
                                                                       SECURITIES
                                                                       UNDERLYING        LTIP          ALL OTHER
       NAME AND                                                         OPTIONS/       PAYOUTS        COMPENSATION
  PRINCIPAL POSITION              YEAR   SALARY($)(1) BONUS($)(2)      SARs(#)(5)       ($)(6)            ($)(7)
  ------------------              ----   ------------ -----------      ----------   -----------------------------------
George V. Bayly . . . . . .       1996      420,000      600,000          2,072         765,938         314,721
  President and Chief . . .       1995      400,000      400,000          1,586         237,500          14,938
  Executive Officer . . . .       1994      400,000       50,000            400            -              5,667

Frank V. Tannura  . . . . .       1996      249,100      290,000            967         282,188          40,368
  Vice President and  . . .       1995      211,667      235,000            640          87,500          28,885
  Chief Financial Officer .       1994      191,667       25,000            160            -             10,894

Eugene M. Whitacre  . . . .       1996      236,250      230,000            691         201,563           7,500
  Vice President and  . . .       1995      225,000      168,750            435          62,500          13,741
  General Manager   . . . .       1994      175,000      100,000            110            -              8,744

Thomas S. Ellsworth . . . .       1996      250,000      100,000            691            -             25,813
  Vice President and  . . .       1995      229,000      168,750            435            -             16,185
  General Manager   . . . .       1994      163,000       20,000            610            -              7,325

Donald C. Devine  . . . . .       1996      195,000      175,000            553            -              2,965
  Vice President and
  General Manager

 _______________________

(1) Includes amounts deferred pursuant to IPC's Section 401-k Pension and Profit Sharing Plan and under IPC's Executive Deferred Compensation Plan.

(2) Includes annual bonus awards for services rendered in 1996, 1995 and 1994 that were paid under IPC's Executive Incentive Compensation Plan. The Executive Incentive Compensation Plan provides the executive officers of IPC with annual awards for outstanding individual performance contributing to the present and future success of the Company. This Plan is administered by the President in consultation with the Board of Directors and awards are based upon IPC's achievement of certain predetermined financial objectives such as minimum EBITDA and cash flow targets. Under the provisions of the Plan, participants have target incentive compensation of 40% to 50% of that year's base salary, although the actual incentive compensation paid in any given year may be significantly less than or greater than the target level based upon the extent of the Company's under-achievement or over-achievement of such predetermined financial objectives.

(3) The column designated by the SEC pursuant to applicable regulations for the reporting of "Other Annual Compensation" has been deleted because the dollar amount of perquisites and other personal benefits received by the named executive officers falls below the reporting threshold established by the Commission.

(4) The column designated by the SEC pursuant to the applicable regulations for the reporting of "Restricted Stock Awards" has been deleted because no restricted stock was awarded to any of the named executive officers in any of the reported calendar years. The dollar value of Ivex's common stock as of December 31, 1996 is not readily or accurately calculable because there is no closing market price for such stock as such stock is privately held. The number of shares of Ivex's common stock held by the named executive officers is as follows: Mr. Bayly - 2,000; Mr. Tannura - 3,375; Mr. Ellsworth - 1,050; and Mr. Whitacre - 1,350. All of such shares of Ivex's common stock are vested and Ivex has no present intentions to pay dividends on such shares.

(5) The options reported for 1995 and 1994 as specified in this column were granted under IPC's Stock Option and Purchase Agreement, dated as of January 1, 1993 (the "Stock Option and Purchase Agreement"), pursuant to which options exercisable into an aggregate of 17,270 shares of IPC's common stock were originally granted to certain executive officers of IPC (including the named executive officers), 9,413 of such options were earned and vested (the "IPC Options") during 1993, 1994 and 1995 and 7,857 of such options were not earned during such period and were canceled.

        During the first quarter of 1996, the Stock Option and Purchase Agreement was amended and restated (the "Restated Stock Option and Purchase Agreement") and pursuant to the terms thereof options exercisable into an aggregate of 6,908 shares of IPC's common stock (the "IPC Performance Options") were granted to certain executive officers of IPC (including the number of options reported for 1996 as specified in the Summary Compensation Table for the named executive officers), subject to vesting 33-1/3% in each of 1996, 1997 and 1998 and subject to being earned in 1996 and 1997 based upon IPC's attainment of certain growth objectives. During 1996, 3,454 of the IPC Performance Options were earned and as of December 31, 1996, one third of such earned amount, or 1,151, became vested. See "Executive Compensation - Option/SAR Grants Table" and - "Aggregated Options/SAR Exercise Table."

(6) The amounts in this column represent the amounts paid to the named executive officers during the years ended December 31, 1995 and 1996 under IPC's Special Incentive Plan, dated as of January 1, 1993 (the "Special Incentive Plan" or the "Plan"). Pursuant to the Special Incentive Plan, upon the occurrence of certain "Payment Events" (therein defined), IPC was obligated to pay to certain executive officers an aggregate cash award up to a maximum amount of $2.25 million. During 1995 and 1996, IPC paid to certain executive officers (including the named executive officers) $550,000 and $1.7 million, respectively, under the Plan. The 1995 and the 1996 payments under the Plan were made by IPC notwithstanding the fact that there was not a Payment Event during 1995 or 1996, this condition having been waived by IPC.

(7) The 1996 All Other Compensation column reported includes (i) IPC's contributions (excluding employee earnings reduction contributions) under the IPC Section 401-K Pension and Profit Sharing Plan and under IPC's Executive Deferred Compensation Plan during fiscal 1996 as follows: $7,500 to Mr. Bayly; $21,038 to Mr. Ellsworth; $0 to Mr. Devine; $38,314 to Mr. Tannura; and $7,500 to Mr. Whitacre; (ii) insurance premiums with respect to IPC's Executive Disability Income Coverage paid by IPC as follows: $7,221 for Mr. Bayly; $4,775 for Mr. Ellsworth; $2,965 for Mr. Devine; and $2,054 for Mr. Tannura; and (iii) IPC's payment during 1996 of $300,000 of non-qualified retirement benefits to Mr. Bayly pursuant to the terms of his Amended and Restated Employment Agreement, dated as of May 30, 1996.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------

                                                                             POTENTIAL REALIZABLE VALUE AT
                                                                                ASSUMED ANNUAL RATE OF
                                                                               STOCK PRICE APPRECIATION
                           INDIVIDUAL GRANTS                                      FOR OPTION TERM(2)
-------------------------------------------------------------------------     -------------------------------
                          NUMBER OF
                         SECURITIES     % OF TOTAL
                         UNDERLYING    OPTIONS/SARs  EXERCISE
                        OPTIONS/SARs    GRANTED TO   OR BASE
                           GRANTED     EMPLOYEES IN   PRICE   EXPIRATION
     NAME                  (#)(1)      FISCAL YEAR   ($/SH)      DATE      0%($)       5%($)        10%($)
     ----                -----------   -----------   --------  ---------   -----       -----        ------
George V. Bayly . . . .      2,072        30.0       619.56      1/1/03     0         436,590      990,475
  President and Chief
  Executive Officer

Frank V. Tannura  . . .        967        14.0       619.56      1/1/03     0         203,756      462,253
  Vice President

Eugene M. Whitacre  . .        691        10.0       619.56      1/1/03     0         145,600      330,318
  Vice President

Thomas S. Ellsworth . .        691        10.0       619.56      1/1/03     0         145,600      330,318
  Vice President

Donald C. Devine  . . .        553         8.0       619.56      1/1/03     0         116,522      264,350
  Vice President

________________________
(1) The portion of the IPC Performance Options specified in this column were granted during the year ended December 31, 1996 under IPC's Restated Stock Option and Purchase Agreement pursuant to which options to purchase an aggregate of 6,908 shares of IPC's common stock were granted to certain executive officers (including the named executive officers), 3,454 of such options were earned during 1996 and one third of such earned options (1,151) became vested during 1996. The 1,151 earned and vested IPC Performance Options are fully vested and are exercisable at any time, in whole or in part, prior to January 1, 2003 upon payment of an exercise price of $619.56 per share. The IPC Performance Options vest over a 3-year period, 33-1/3% on each of December 31, 1996, 1997 and 1998. Upon the occurrence of certain events (including certain public equity offerings, changes of control and exercises by management), IPC and the option holders have the right in certain circumstances to exchange both the IPC Options and the IPC Performance Options for an equivalent value of Ivex's common stock plus options exercisable for up to 4.0% of the fully diluted common stock of Ivex.

(2) The dollar amounts under these columns are the result of calculations at 0% and of the 5% and 10% rates established by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of IPC.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                    AND FY-END OPTION/SAR VALUES
                             ----------------------------------------------------------------------------
                                                                                              VALUE OF
                                                               NUMBER OF SECURITIES         UNEXERCISED
                                                              UNDERLYING UNEXERCISED        IN-THE-MONEY
                              SHARES                              OPTIONS/SARs AT         OPTIONS/SARs AT
                             ACQUIRED                               FY-END (#)               FY-END ($)
                                ON              VALUE
                             EXERCISE         REALIZED             EXERCISABLE/             EXERCISABLE/
      NAME                      (#)              ($)             UNEXERCISABLE(1)         UNEXERCISABLE(1)
      ----                   --------      ---------------     --------------------       ----------------
George V. Bayly . . .            -                 -                4,151/1,727                 $0
  President and Chief
  Executive Officer

Frank V. Tannura  . .            -                 -                  1,696/806                 0
  Vice President

Eugene M. Whitacre  .            -                 -                  1,160/576                 0
  Vice President

Thomas S. Ellsworth .            -                 -                  1,160/576                 0
  Vice President

Donald C. Devine  . .            -                 -                     92/461                 0
  Vice President

________________________
(1) The specified portion of the IPC Options and the IPC Performance Options listed in this table are currently exercisable (subject to IPC's right to exchange them, in certain circumstances, for an equivalent value of Ivex's common stock plus options exercisable for up to 4.0% of the fully diluted common stock of Ivex). IPC believes that the shares of IPC's common stock have a value approximating the exercise price as of December 31, 1996 although there can be no assurances that such approximation is accurate because there is no market price for the stock as such stock is privately held.

DIRECTORS' COMPENSATION

     Directors of Ivex and IPC do not receive any compensation for serving as such.

CERTAIN EMPLOYMENT ARRANGEMENTS

     Mr. Bayly has an amended and restated employment agreement with IPC, pursuant to which (i) IPC agrees to employ Mr. Bayly through December 31, 2000 (provided that beginning on January 1, 1998, the term thereof is automatically extended for one additional day for each day which has then elapsed since December 31, 1997 unless on or after December 31, 1997 either IPC's Board of Directors or Mr. Bayly gives notice that the automatic extension shall cease) as President and Chief Executive Officer, (ii) Mr. Bayly receives a base salary of $441,000 during 1997, $463,000 during 1998, $486,000 during 1999 and
$510,000 during 2000 (subject to increase at the discretion of the Board of Directors), (iii) Mr. Bayly will be entitled to an aggregate of $150,000 per year for life insurance, disability insurance and non- qualified retirement benefits, (iv) is eligible for an annual performance bonus based upon the achievement of predetermined financial objectives, and (v) Mr. Bayly will receive salary protection if his employment is terminated without cause or if Mr. Bayly terminates the agreement for good reason (including the giving of notice by the Board of Directors of IPC to stop the automatic extension of the term thereof and a termination by Mr. Bayly for any reason during the period of three months which begins six months after a change of control (as therein defined)) in a lump sum equal to four times the sum of (x) the annual salary then in effect and (y) the target amount of the annual performance bonus for the year in which the termination occurs, plus the continuation of all benefits and supplemental benefits for four years after the date of termination. The agreement restricts Mr. Bayly from competing with the Company during his employment. In addition, IPC has agreed to gross-up Mr. Bayly for certain payments, interest and penalties that may be imposed by certain sections of the Internal Revenue Code of 1996, as amended.

     Mr. Tannura has an employment agreement with IPC, effective January 1, 1993, as amended September 11, 1995, and May 30, 1996 pursuant to which (i) IPC agrees to employ Mr. Tannura through May 31, 1999 (provided that beginning on June 1, 1996, the term thereof is automatically extended for one additional day for each day which has then elapsed since May 31, 1996 unless either the Board of Directors of IPC or Mr. Tannura gives notice that the automatic extension shall cease) as Vice President and Chief Financial Officer, (ii) Mr. Tannura is entitled to receive a base salary of $263,000 per year (subject to increase at the discretion of the Board of Directors), (iii) Mr. Tannura is eligible to receive an annual performance bonus based upon the achievement of predetermined financial objectives, and (iv) Mr. Tannura will receive salary and benefit protection if his employment is terminated without cause or if Mr. Tannura terminates the agreement for good reason (including the giving of notice by the Board of Directors of IPC to stop the automatic extension of the term thereof) in an amount equal to (i) at Mr. Tannura's option, either (A) his annual salary for the remaining term thereof or (B) the present value (based upon a 10% interest rate) of the aggregate unpaid annual salary for the full term thereof, plus (ii) at Mr. Tannura's option, either (C) an annual bonus for each year remaining in the term in an amount equal to the target amount of his performance bonus for the year in which his termination of employment occurs, or (D) the present value of three times the target amount of his performance bonus for the year in which the termination of his employment occurs.

     Under provisions of their severance agreements with IPC, the other named executive officers have been afforded salary protection for one year if their employment is terminated other than for death, disability or cause.

     Under the Special Incentive Plan, IPC paid to certain executive officers an aggregate cash award of $1,687,000 including $1,250,000 to the named executive officers. See "Executive Compensation Summary Compensation Table."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, the Company's Board of Directors did not have a compensation committee (or other board committee performing equivalent functions). The members of the Board of Directors of the Company, in consultation with Mr. Bayly, the President of the Company, performed the functions normally performed by a compensation committee and participated in deliberations concerning executive officer compensation. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) or as a member of the Board of another entity, one of whose executive officers served on the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 26, 1997, Ivex owned 100% of the outstanding capital stock of IPC (other than the IPC Options and IPC Performance Options exercisable into IPC's common stock held by certain executive officers -- see table below), and all issued and outstanding shares of capital stock of Ivex were beneficially owned by Acadia and certain related investors (including certain members of management). The following tables sets forth certain information regarding the beneficial ownership of the common stock, par value $0.01 per share, of IPC and of the common stock, par value $0.01 per share, of Ivex, as of March 26, 1997 by (i) each person known by Ivex to be the beneficial owner of more than 5% of any class of IPC's or Ivex's voting securities, (ii) each of the directors of IPC and Ivex, and (iii) each of the named executive officers listed in Item 11, and (iv) all executive officers and directors of IPC and Ivex as a group.

                                                                            NUMBER OF SHARES
                                                                                OF IPC's           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                        COMMON STOCK(1)         OF CLASS
------------------------------------                                        ---------------         --------
Ivex Packaging Corporation(2) . . . . . . . . . . . . . . . . . . .            120,890                 92.0%
George V. Bayly . . . . . . . . . . . . . . . . . . . . . . . . . .              4,151(3)                3.2
Frank V. Tannura  . . . . . . . . . . . . . . . . . . . . . . . . .              1,696(3)                1.3
Thomas S. Ellsworth . . . . . . . . . . . . . . . . . . . . . . . .              1,160(3)                  *
Eugene M. Whitacre  . . . . . . . . . . . . . . . . . . . . . . . .              1,160(3)                  *
Donald C. Devine  . . . . . . . . . . . . . . . . . . . . . . . . .                 92(3)                  *
Glenn R. August . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                     -
David G. Offensend  . . . . . . . . . . . . . . . . . . . . . . . .                  -                     -
Anthony P. Scotto . . . . . . . . . . . . . . . . . . . . . . . . .                  -                     -
     All directors and officers as a group  . . . . . . . . . . . .             10,564(3)                8.0



                                                                            NUMBER OF SHARES
                                                                               OF IVEX'S           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                        COMMON STOCK(4)         OF CLASS
------------------------------------                                        ---------------         ----------
Acadia Partners, L.P. . . . . . . . . . . . . . . . . . . . . . . .            994,676(5)              92.8%
George V. Bayly . . . . . . . . . . . . . . . . . . . . . . . . . .              2,000                     *
Frank V. Tannura  . . . . . . . . . . . . . . . . . . . . . . . . .              3,375                     *
Thomas S. Ellsworth . . . . . . . . . . . . . . . . . . . . . . . .              1,050                     *
Eugene M. Whitacre  . . . . . . . . . . . . . . . . . . . . . . . .              1,350                     *
Donald C. Devine  . . . . . . . . . . . . . . . . . . . . . . . . .                  -                     *
Glenn R. August (6)(7)  . . . . . . . . . . . . . . . . . . . . . .                  -                     -
David G. Offensend(8) . . . . . . . . . . . . . . . . . . . . . . .                  -                     -
Anthony P. Scotto(7)  . . . . . . . . . . . . . . . . . . . . . . .                  -                     -
     All directors and officers as a group  . . . . . . . . . . . .             12,000                   1.1

________________________
  *  Represents less than 1% of such common stock.

(1) Upon the occurrence of certain events (including certain public equity offerings and changes of control), IPC and the option holders have the right in certain circumstances to exchange the IPC Options and the IPC Performance Options for an equivalent value of Ivex's common stock plus options exercisable for up to four percent of the fully diluted common stock of Ivex.

(2) Ivex's common stock is beneficially owned by the individuals and entities listed in Ivex's security ownership table.

(3) Represents vested options that are currently exercisable (subject to IPC's right to exchange them, in certain circumstances, for an equivalent value of Ivex's common stock plus options exercisable for up to four percent of the fully diluted common stock of Ivex).

(4) To the knowledge of Ivex, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

  (5)
     Includes shares held by Acadia and shares held by Acadia Electra Partners, L.P. ("Electra"), an affiliate of Acadia. Acadia is the general partner of Electra. The general partner of Acadia is Acadia FW Partners, L.P. ("Acadia FW"), the managing general partner of which is Acadia MGP, Inc. ("Acadia MGP"), a corporation controlled by J. Taylor Crandall,. As such, Acadia FW, Acadia MGP and Mr. Crandall may be deemed to beneficially own the shares of the Company's common stock held by Acadia and Electra. Excludes an aggregate of 65,570 shares (approximately 6.0%) of the Company's Common Stock owned by FWHY Coinvestments I Partners, L.P. ("FCP-I"), FWHY Coinvestments III Partners, L.P. ("FCP-III"), Rosecliff-Ivex Packaging 1990 Partners, L.P. ("RIP") and Rosecliff- IPMC 1991 Partners, L.P. ("RIPMC"). Certain investors in FCP-I, FCP-III, RIP and RIPMC are employees of, or are otherwise associated with, Acadia or Oak Hill Partners, Inc., which is the investment advisor to Acadia. The address of Acadia, Electra, Acadia FW, Acadia MGP, FCP-I, FCP-III and Mr. Crandall is 3100 Texas Commerce Tower, 201 Main Street, Fort Worth, Texas 76102. The address of RIP and RIPMC is 65 East 55th Street, New York, New York 10022-3219.

(6) Mr. August is an officer and director of Acadia MGP (see footnote 5 above).

(7) The address of such individuals is c/o Oak Hill Partners, Inc., 65 East 55th Street, New York, New York 10022-3219.

(8) The address of such individual is c/o Evercore Partners LLC, 1325 Avenue of the Americas, 20th Floor, New York, New York 10019.

     In connection with IPC's December 1995 refinancing of its senior credit facility, Ivex pledged to the lenders under such senior credit facility all of IPC's common stock, par value $0.01 per share, to collateralize the repayment of IPC's obligations thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On or about December 17, 1992, Penobscot-MB Partners (an affiliate of Acadia) ("Penobscot-MB") and IPC entered into a consulting agreement. Under this consulting agreement, IPC has agreed to pay Penobscot-MB $400,000 per year and Penobscot-MB will provide to IPC certain general financial advisory and other consulting services customarily provided by merchant banks. In addition, IPC has agreed to pay Penobscot-MB certain customary fees in connection with future acquisitions, divestitures, credit arrangements and corporate finance advice and to indemnify Penobscot-MB against certain liabilities in connection with its services to IPC.

     On or about December 17, 1992, IPC, its subsidiaries and Ivex entered into a tax sharing agreement pursuant to which IPC and its subsidiaries will pay to Ivex their respective shares of Ivex's consolidated tax liability.

     Mr. Bayly and IPC are parties to an Employment Agreement, which provides for, among other things, the employment of Mr. Bayly by IPC and a Stock Option Agreement pursuant to which, among other things, Mr. Bayly has the option to purchase certain shares of IPC's common stock. See "Executive Compensation - Summary Compensation Table."

     Mr. Tannura and IPC are parties to an Employment Agreement, which provides for, among other things, the employment of Mr. Tannura by IPC and a Stock Option Agreement pursuant to which, among other things, Mr. Tannura has the option to purchase certain shares of IPC's common stock. See "Executive Compensation - Summary Compensation Table."

     On October 29, 1996, certain executive officers and directors of the Company together with certain members of management of Oakhill Partners, Inc. (Acadia's investment advisor) acquired all of the outstanding common stock of Nicolaus Paper Inc. ("Nicolaus") after the Company had previously determined not to proceed with the acquisition of Nicolaus. Pursuant to a consulting agreement, Nicolaus will pay IPC a performance-based consulting fee in an annual amount between $250,000 and $500,000 for certain services to be rendered to Nicolaus by IPC. Also, it is expected that IPC will purchase certain grades of paper from Nicolaus for use in IPC's paper converting operations at market prices.

     See "Executive Compensation - Compensation Committee Interlocks and Insider Participation" for certain information relating to Mr. Bayly.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE INCLUDED IN
ITEM 8.

     - Report of Independent Accountants

     - Consolidated Balance Sheets at December 31, 1996 and 1995

     - Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

     - Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1996, 1995 and 1994

     - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     - Notes to Consolidated Financial Statements

     (A)(2) FINANCIAL STATEMENT SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCLUDED IN ITEM 8.

     - Schedule II - Valuation and Qualifying Accounts and Reserves

     All other schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the notes to the consolidated financial statements and therefore have been omitted.

     (A)(3) EXHIBITS.

                                                                                     INCORPORATED
                                                                                  BY REFERENCE FROM
                                                                          ------------------------------------

 EXHIBIT                                                                  EXHIBIT        REGISTRATION NUMBER
  NUMBER                 DESCRIPTION OF DOCUMENT                           NUMBER             OR REPORT
  ------                 -----------------------                           ------       ---------------------
   3.1        Certificate of Incorporation of IPC, Inc. ("IPC")   . . .     3.1         IPC Form S-1
                                                                                        (Registration No. 33-52150)

   3.2        By-Laws of IPC  . . . . . . . . . . . . . . . . . . . . .     3.2         IPC Form S-1
                                                                                        (Registration No. 33-52150)

   3.3        Form of Amended Certificate of Incorporation of                           IPC Form S-1
              IPC, dated December 8, 1992   . . . . . . . . . . . . . .     3.3         (Registration No. 33-52150)

   3.4        Certificate of Amendment of the Certificate of                            IPC 1992 Form 10-K
              Incorporation of IPC, dated as of February 2, 1993  . . .     3.4         (File No. 33-52150)

   3.5        Certificate of Amendment to the Certificate of                            IPC 9/30/95 Form 10-Q
              Incorporation of IPC, dated August 2, 1995  . . . . . . .     3.7         (File No. 33-52150)

   3.6        Amended and Restated Certificate of Incorporation                         Ivex Form S-4
              of Ivex Packaging Corporation ("Holdings" or "Ivex")  . .     3.1         (Registration No. 33-60714)

   3.7        By-Laws of Ivex   . . . . . . . . . . . . . . . . . . . .     3.2         Ivex Form S-4
                                                                                        (Registration No. 33-60714)

   3.8        Certificate of Amendment to Amended and Restated
              Certificate of Incorporation of Ivex, dated                               IPC 9/30/95 Form 10-Q
              August 2, 1995  . . . . . . . . . . . . . . . . . . . . .     3.8         (File No. 33-52150)

   4.1        Indenture relating to IPC's 12-1/2% Senior Subordinated
              Notes (including form of 12-1/2% Senior Subordinated                      Ivex Form S-4
              Notes)  . . . . . . . . . . . . . . . . . . . . . . . . .     4.1         (Registration No. 33-60714)

   4.2        Indenture relating to Ivex's 13-1/4% Senior Discount
              Debentures (including form of 13-1/4% Senior                              IPC 1992 Form 10-K
              Discount Debentures)  . . . . . . . . . . . . . . . . . .     4.2         (File No. 33-52150)

  10.1        Form of Senior Management Incentive Compensation                          IPC 1994 Form 10-K
              Plan for 1996 (1)   . . . . . . . . . . . . . . . . . . .                 (File No. 33-52150)

  10.2        Form of Executive Deferred Compensation Plan (1)  . . . .    10.3         IPC 1994 Form 10-K
                                                                                        (File No. 33-52150)

  10.3        Form of Trust Agreement, dated October 17, 1996,
              between IPC, Inc. and the trustee thereof relating to                     Ivex 1996 Form 10-K
              executive deferred compensation (1)   . . . . . . . . . .    10.3         (File No. 33-60714)

                                                                                     INCORPORATED
                                                                                  BY REFERENCE FROM
                                                                          ------------------------------------

   EXHIBIT                                                                EXHIBIT        REGISTRATION NUMBER
   NUMBER                DESCRIPTION OF DOCUMENT                           NUMBER             OR REPORT
   ------                -----------------------                           ------       ---------------------
  10.4        Form of IPC Stock Purchase and Option Agreement,
              dated as of January 1, 1993, among IPC, Ivex, Acadia
              Partners, L.P. and each of certain senior managers of
              IPC with the Ivex Stock Purchase and Option                               IPC 1993 Form 10-K
              Agreement attached thereto (1)  . . . . . . . . . . . . .    10.2         (Registration No. 33-52150)

  10.5        Form of Amended and Restated IPC, Inc. Stock Option
              and Purchase Agreement and Amended Restated Ivex
              Packaging Corporation Stock Option and Purchase                           Ivex 6/30/96 Form 10-Q
              Agreement, each dated as of January 1, 1996 (1)   . . . .   10.16         (File No. 33-60714)

  10.6        IPC Retirement Plan and Trust, as amended and                             IPC Form S-1
              Restated May 1, 1992 (1)  . . . . . . . . . . . . . . . .    10.3         (Registration No. 33-52150)

  10.7        Form of IPC Special Incentive Agreement, dated as                         IPC 1993 Form 10-K
              of January 1, 1993 (1)  . . . . . . . . . . . . . . . . .    10.4         (File No. 33-52150)

  10.8        Amended and Restated Employment Agreement, dated as                       Ivex 6/30/96 Form 10-Q
              of May 30, 1996, between George V. Bayly and IPC (1)  . .   10.14         (File No. 33-60714)

  10.9        Employment Agreement, dated as of December 31,                            IPC 6/30/93 Form 10-Q
              1992, between IPC and Frank V. Tannura (1)  . . . . . . .   10.30         (File No. 33-52150)

 10.10        Amendment No. 1, dated as of September 11, 1995,
              to the Employment Agreement, dated as of December                         IPC 6/30/95 Form 10-Q
              31, 1992, between IPC and Frank V. Tannura (1)  . . . . .   10.59         (File No. 33-52150)

 10.11        Amendment No. 2 to Employment Agreement, dated                            Ivex 6/30/96 Form 10-Q
              May 30, 1996, between IPC and Frank V. Tannura (1)  . . .   10.15         (File No. 33-60714)

 10.12        Stock Option Agreement, dated as of January 22,
              1991, among Ivex, Acadia Partners, L.P. and                               IPC Form S-1
              George V. Bayly (1)   . . . . . . . . . . . . . . . . . .   10.30         (Registration No. 33-52150)

 10.13        Form of Severance Agreement between the Company                           IPC 1994 Form 10-K
              and certain named executive officers (1)  . . . . . . . .     1.1         (File No. 33-52150)

 10.30        Credit Agreement, dated as of December 7, 1995 (the
              "1995 Credit Agreement"), among Ivex, IPC, certain
              of IPC's subsidiaries, the lenders listed therein, and                    Ivex 1995 Form 10-K
              NationsBank, N.A., as agent   . . . . . . . . . . . . . .   10.30         (File No. 33-60714)

 10.31        Pledge Agreement, dated as of December 7, 1995,
              among Ivex, IPC, IPC's subsidiaries and NationsBank,                      Ivex 1995 Form 10-K
              N.A., as agent  . . . . . . . . . . . . . . . . . . . . .   10.31         (File No. 33-60714)

                                                                                     INCORPORATED
                                                                                  BY REFERENCE FROM
                                                                          ------------------------------------

   EXHIBIT                                                                EXHIBIT        REGISTRATION NUMBER
   NUMBER                DESCRIPTION OF DOCUMENT                           NUMBER             OR REPORT
   ------                -----------------------                           ------       ---------------------
 10.32        Security Agreement, dated as of December 7, 1995,
              among Ivex, IPC, IPC's subsidiaries and NationsBank,                      Ivex 1995 Form 10-K
               N.A., as agent   . . . . . . . . . . . . . . . . . . . .   10.32         (File No. 33-60714)

 10.33        Form of Mortgage and Security Agreement in favor of                       Ivex 1995 Form 10-K
              NationsBank, N.A., as agent   . . . . . . . . . . . . . .   10.33         (File No. 33-60714)

 10.34        Amendment No. 1 to Credit Agreement, dated as of August
              16, 1996, by and among IPC, NationsBank, N.A., as agent,
              and the guarantors and lenders identified on the signature                Ivex 1996 Form 10-K
              pages thereto   . . . . . . . . . . . . . . . . . . . . .   10.34         (File No. 33-60714)

 10.35        Amendment No. 2 to Credit Agreement, dated as of November
              21, 1996, by and among IPC, NationsBank, N.A., as agent,
              and the guarantors and lenders identified on the signature                Ivex 1996 Form 10-K
              pages thereto   . . . . . . . . . . . . . . . . . . . . .   10.35         (File No. 33-60714)

 10.36        Form of Amended and Restated Credit Agreement, dated as
              of March 24, 1997, by and among IPC, NationsBank, N.A.,
              as agent, and the guarantors and lenders identified on the                Ivex 1996 Form 10-K
              signature pages thereto   . . . . . . . . . . . . . . . .   10.36         (File No. 33-60714)

 10.37        Form of Amended and Restated Pledge Agreement among IPC,
              Ivex, certain of IPC's subsidiaries and NationsBank, N.A., as             Ivex 1996 Form 10-K
              agent   . . . . . . . . . . . . . . . . . . . . . . . . .   10.37         (File No. 33-60714)

 10.38        Form of Amended and Restated Security Agreement among IPC,
              Ivex, and certain of IPC's subsidiaries and NationsBank, N.A.,            Ivex 1996 Form 10-K
              as agent  . . . . . . . . . . . . . . . . . . . . . . . .   10.38         (File No. 33-60714)

 10.39        Loan Agreement, dated as of December 1, 1987,
              between the County of Kankakee, Illinois and Ivex                         IPC Form S-1
              of Delaware, Inc (n/k/a IPC, Inc.).   . . . . . . . . . .   10.11         (Registration No. 33-52150)

 10.40        Loan Agreement, dated as of June 1, 1988, between
              the Development Authority of Morgan County and                            IPC Form S-1
              Ivex of Delaware, Inc (n/k/a IPC, Inc.)..   . . . . . . .   10.13         (Registration No. 33-52150)

 10.41        Loan Agreement, dated as of October 1, 1987,                              IPC Form S-1
              between the County of Will, Illinois and LPX, Inc.  . . .   10.15         (Registration No. 33-52150)

 10.42        Loan Agreement, dated as of April 1, 1988, between
              the Illinois Development Finance Authority and                            IPC Form S-1
              Ivex of Delaware, Inc. (n/k/a IPC, Inc.)  . . . . . . . .   10.17         (Registration No. 33-52150)

                                                                                     INCORPORATED
                                                                                  BY REFERENCE FROM
                                                                          ------------------------------------

   EXHIBIT                                                                EXHIBIT        REGISTRATION NUMBER
   NUMBER                DESCRIPTION OF DOCUMENT                           NUMBER             OR REPORT
   ------                -----------------------                           ------       ---------------------
 10.43        Indenture of Trust, dated as of March 1, 1989,
              between Marine Midland Bank, N.A. and Ivex of                             IPC Form S-1
              Delaware, Inc (n/k/a IPC, Inc.).  . . . . . . . . . . . .   10.19         (Registration No. 33-52150)

 10.44        Loan Agreement, dated November 1, 1985, between
              the Village of Bridgeview, Illinois and L&CP                              IPC Form S-1
              Corporation   . . . . . . . . . . . . . . . . . . . . . .   10.21         (Registration No. 33-52150)

 10.45        Loan Agreement, dated as of June 1, 1988, between
              City of Troy, Ohio and L&CP Corporation                                   IPC Form S-1
              (n/k/a IPC, Inc.).  . . . . . . . . . . . . . . . . . . .   10.23         (Registration No. 33-52150)

 10.46        Lease Agreement, dated as of December 5, 1996, between                    Ivex 1996 Form 10-K
              State Street Bank and Trust Company and IPC   . . . . . .   10.46         (File No. 33-60714)

 10.47        Lease, dated as of October 4, 1988, between
              Seymour C. Graham and Kama Corporation                                    IPC Form S-1
              (n/k/a IPC, Inc).   . . . . . . . . . . . . . . . . . . .   10.33         (Registration No. 33-52150)

 10.48        Amendment to Lease, dated as of December 20,
              1988, between Seymour C. Graham and Kama                                  IPC Form S-1
              Corporation (n/k/a IPC, Inc).   . . . . . . . . . . . . .   10.34         (Registration No. 33-52150)

 10.49        Lease, dated June 20, 1995, between Howard H.
              Gelb and Eunice Gelb and Kama Corporation                                 Ivex 1995 Form 10-K
              Corporation (n/k/a IPC, Inc.)   . . . . . . . . . . . . .   10.44         (File No. 33-60714)

 10.50        Industrial Building Lease, dated October 19, 1992,
              between Telegraph Road Properties, Inc. and                               Ivex 1995 Form 10-K
              Packaging Products, Inc.  . . . . . . . . . . . . . . . .   10.45         (File No. 33-60714)

 10.51        Industrial Building Lease, dated October 23, 1985,                        Ivex 1995 Form 10-K
              between IMAC Realty, Inc. and Packaging Products, Inc.  .   10.46         (File No. 33-60714)

 10.52        Letter Agreement, dated March 10, 1995, between                           Ivex 1995 Form 10-K
              Packaging Products, Inc. and LeWa Company   . . . . . . .   10.47         (File No. 33-60714)

 10.53        Tri-Party Agreement, dated September 11, 1995,
              among Packaging Products, Inc. and Telegraph                              Ivex 1995 Form 10-K
              Road Properties, Inc.   . . . . . . . . . . . . . . . . .   10.48         (File No. 33-60714)

 10.54        Lease, dated as of September 11, 1996, by and between                     Ivex 1996 Form 10-K
              Joseph P. Bennett and Trio Products, Inc.   . . . . . . .   10.54         (File No. 33-60714)

                                                                                     INCORPORATED
                                                                                  BY REFERENCE FROM
                                                                          ------------------------------------

   EXHIBIT                                                                EXHIBIT        REGISTRATION NUMBER
   NUMBER                DESCRIPTION OF DOCUMENT                           NUMBER             OR REPORT
   ------                -----------------------                           ------       ---------------------
 10.55        Installment Sales Agreement, dated as of December
              12, 1990, between Grove City Industrial Development                       IPC Form S-1
              Corporation and Ivex Converted Products Corporation                       (Registration No. 33-52150)
              (n/k/a IPC, Inc.)   . . . . . . . . . . . . . . . . . . .   10.39

 10.56        Consulting Agreement, dated as of December 17,                            IPC Form S-4
              1992, between IPC and Penobscot-MB Partners   . . . . . .   10.39         (Registration No. 33-60714)

 10.57        Tax Sharing Agreement, dated as of December 17,
              1992, between Ivex and IPC and certain of IPC's                           Ivex Form S-4
              subsidiaries  . . . . . . . . . . . . . . . . . . . . . .   10.40         (Registration No. 33-60714)

 10.58        Transfer and Noncompete Agreement, dated as of
              October 14, 1992, between Ivex Converted Products                         IPC Form S-1
              Corporation (n/k/a IPC, Inc.)  and MaxPack S.A. de C.V.     10.46         (Registration No. 33-52150)

 10.59        Stockholders Agreement, dated as of October 14,
              1992, by and among MaxPack S.A. de C.V. and                               IPC Form S-1
              the stockholders thereof  . . . . . . . . . . . . . . . .   10.46         (Registration No. 33-52150)

 10.60        Agreement and Plan of Merger, dated as of May 17,
              1996 (as amended), among IPC, CFI Industries, Inc.                        CFI Industries, Inc.'s Proxy
              and Equity Partners   . . . . . . . . . . . . . . . . . .     A-1         Statement dated 7/22/96

 21.1         Subsidiaries of Ivex  . . . . . . . . . . . . . . . . . .    21.1         Ivex 1996 Form 10-K
                                                                                        (File No. 33-60714)

 21.2         Subsidiaries of IPC   . . . . . . . . . . . . . . . . . .    21.2         Ivex 1996 Form 10-K
                                                                                        (File No. 33-60714)
 27           Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

---------------------

* Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

      (B) REPORTS ON FORM 8-K.
          None.



                                   * * * * *

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 26, 1997.


                                   IPC, Inc.

                                        By: /s/ GEORGE V. BAYLY
                                            ------------------------------
                                            Name: George V. Bayly
                                            Title: President and Chief
                                                   Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON MARCH 26, 1997.

                          Signature                                               Title
                          ---------                                               -----

                     /s/ GEORGE V. BAYLY
                   -------------------------
                       George V. Bayly                     Director, Chairman of the Board,
                                                           President and Chief Executive Officer
                                                           (Principal Executive Officer)
                    /s/ FRANK V. TANNURA
                   -------------------------
                      Frank V. Tannura                     Director, Vice President and Chief Financial
                                                           Officer
                                                           (Principal Financial Officer)

                    /s/ DAVID E. WARTNER
                   -------------------------
                      David E. Wartner                     Corporate Controller
                                                           (Principal Accounting Officer)

 *By:              /s/ G. DOUGLAS PATTERSON
                   -------------------------
                    G. Douglas Patterson                   Attorney-In-Fact





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material has been or will be sent to security holders.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                                     UNDER
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   IPC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                      EXHIBIT INDEX
                                                                                                SEQUENTIALLY
 EXHIBIT                                                                                          NUMBERED
 NUMBER                                  DESCRIPTION OF DOCUMENT                                    PAGE
 ------                                  -----------------------                                -------------
   3.1        Certificate of Incorporation of IPC, Inc. ("IPC")

   3.2        By-Laws of IPC

   3.3        Form of Amended Certificate of Incorporation of IPC, dated December 8, 1992

   3.4        Certificate of Amendment of the Certificate of Incorporation of IPC, dated as of February 2, 1993

   3.5        Certificate of Amendment to the Certificate of Incorporation of IPC, dated
              August 2, 1995

   3.6        Amended and Restated Certificate of Incorporation of Ivex Packaging Corporation
              ("Holdings" or "Ivex")

   3.7        By-Laws of Ivex

   3.8        Certificate of Amendment to Amended and Restated Certificate of
              Incorporation of Ivex, dated August 2, 1995

   4.1        Indenture relating to IPC's 12-1/2% Senior Subordinated Notes (including form of 12-1/2% Senior Subordinated Notes)

   4.2        Indenture relating to Ivex's 13-1/4% Senior Discount Debentures (including form of 13-1/4% Senior Discount Debentures)

  10.1        Form of Senior Management Incentive Compensation Plan for 1996 (1)

  10.2        Form of Executive Deferred Compensation Plan (1)

  10.3        Form of Trust Agreement, dated October 17, 1996, between IPC, Inc.
              and the trustee thereof relating to executive deferred compensation (1)

  10.4        Form of IPC Stock Purchase and Option Agreement, dated as of January 1, 1993, among IPC, Ivex, Acadia Partners, L.P. and each of certain senior managers of
              IPC with the Ivex Stock Purchase and Option  Agreement attached thereto (1)

  10.5        Form of Amended and Restated IPC, Inc. Stock Option and Purchase Agreement
              and Amended Restated Ivex Packaging Corporation Stock Option and Purchase
              Agreement, each dated as of January 1, 1996 (1)

  10.6        IPC Retirement Plan and Trust, as amended and Restated  May 1, 1992 (1)

  10.7        Form of IPC Special Incentive Agreement, dated as of January 1, 1993 (1)

                                                                                                                Sequentially
Exhibit                                                                                                           Numbered
Number                           Description of Document                                                            Page
 10.8         Amended and Restated Employment Agreement, dated as of May 30, 1996, between George V. Bayly and IPC (1)

 10.9         Employment Agreement, dated as of December 31, 1992, between IPC and
              Frank V. Tannura (1)

 10.10        Amendment No. 1, dated as of September 11, 1995, to the Employment Agreement, dated as of December 31, 1992, between IPC and Frank V. Tannura (1)

 10.11        Amendment No. 2 to Employment Agreement, dated May 30, 1996, between
              IPC and Frank V. Tannura (1)

 10.12        Stock Option Agreement, dated as of January 22, 1991, among Ivex, Acadia
              Partners, L.P. and George V. Bayly (1)

 10.13        Form of Severance Agreement between the Company and certain named executive officers (1)

 10.30        Credit Agreement, dated as of December 7, 1995 (the "1995 Credit Agreement"), among Ivex, IPC, certain of IPC's subsidiaries, the lenders listed therein, and
              NationsBank, N.A., as agent

 10.31        Pledge Agreement, dated as of December 7, 1995,  among Ivex, IPC, IPC's subsidiaries and NationsBank, N.A., as agent

 10.32        Security Agreement, dated as of December 7, 1995, among Ivex, IPC, IPC's subsidiaries and NationsBank,  N.A., as agent

 10.33        Form of Mortgage and Security Agreement in favor of  NationsBank, N.A., as agent

 10.34        Amendment No. 1 to Credit Agreement, dated as of August 16, 1996, by and among IPC, NationsBank, N.A., as agent, and the guarantors and lenders identified on the signature pages thereto

 10.35        Amendment No. 2 to Credit Agreement, dated as of November 21, 1996, by and among IPC, NationsBank, N.A., as agent, and the guarantors and lenders identified on the signature pages thereto

 10.36        Form of Amended and Restated Credit Agreement, dated as of March 24, 1997 by and among IPC, NationsBank, N.A., as agent, and the guarantors and lenders identified on the signature pages thereto

 10.37        Form of Amended and Restated Pledge Agreement among IPC, Ivex, certain of
              IPC's subsidiaries and NationsBank, N.A., as agent

                                                                                                                Sequentially
Exhibit                                                                                                           Numbered
Number                           Description of Document                                                            Page
-------                          -----------------------                                                        ------------
 10.38        Form of Amended and Restated Security Agreement among IPC, Ivex, certain of
              IPC's subsidiaries and NationsBank, N.A., as agent

 10.39        Loan Agreement, dated as of December 1, 1987, between the County of Kankakee,
              Illinois and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

 10.40        Loan Agreement, dated as of June 1, 1988, between the Development Authority of Morgan County and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

 10.41        Loan Agreement, dated as of October 1, 1987, between the County of Will,
              Illinois and LPX, Inc.

 10.42        Loan Agreement, dated as of April 1, 1988, between the Illinois Development
              Finance Authority and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

 10.43        Indenture of Trust, dated as of March 1, 1989, between Marine Midland Bank, N.A.
              and Ivex of Delaware, Inc. (n/k/a IPC, Inc.)

 10.44        Loan Agreement, dated November 1, 1985, between the Village of Bridgeview,
              Illinois and L&CP Corporation

 10.45        Loan Agreement, dated as of June 1, 1988, between
              City of Troy, Ohio and L&CP Corporation (n/k/a IPC, Inc.)

 10.46        Lease Agreement, dated as of December 5, 1996, between State Street Bank and
              Trust Company and IPC

 10.47        Lease, dated as of October 4, 1988, between Seymour C. Graham and Kama
              Corporation (n/k/a IPC, Inc.)

 10.48        Amendment to Lease, dated as of December 20, 1988, between Seymour C. Graham and Kama Corporation (n/k/a IPC, Inc.)

 10.49        Lease, dated June 20, 1995, between Howard H. Gelb and Eunice Gelb and Kama
              Corporation (n/k/a IPC, Inc.)

 10.50        Industrial Building Lease, dated October 19, 1992, between Telegraph Road
              Properties, Inc. and Packaging Products, Inc.

 10.51        Industrial Building Lease, dated October 23, 1985, between IMAC Realty, Inc. and
              Packaging Products, Inc.

 10.52        Letter Agreement, dated March 10, 1995, between Packaging Products, Inc. and
              LeWa Company

 10.53        Tri-Party Agreement, dated September 11, 1995, among Packaging Products, Inc. and
              Telegraph Road Properties, Inc.

                                                                                                                Sequentially
Exhibit                                                                                                           Numbered
Number                           Description of Document                                                            Page
-------                          -----------------------                                                        ------------
 10.54        Lease, dated as of September 11, 1996, by and between Joseph P. Bennett and Trio
              Products, Inc.

 10.55        Installment Sales Agreement, dated as of December 12, 1990, between Grove City
              Industrial Development Corporation and Ivex Converted Products Corporation
              (n/k/a IPC, Inc.)

 10.56        Consulting Agreement, dated as of December 17, 1992, between IPC and Penobscot-MB
              Partners

 10.57        Tax Sharing Agreement, dated as of December 17, 1992, between Ivex and IPC and certain of IPC's subsidiaries

 10.58        Transfer and Noncompete Agreement, dated as of October 14, 1992, between
              Ivex Converted Products Corporation (n/k/a IPC, Inc.)  and MaxPack S.A. de C.V.

 10.59        Stockholders Agreement, dated as of October 14, 1992, by and among MaxPack S.A.
              de C.V. and the stockholders thereof

 10.60        Agreement and Plan of Merger, dated as of May 17, 1996 (as amended), among IPC, CFI
              Industries, Inc. and Equity Partners

 21.1         Subsidiaries of Ivex

 21.2         Subsidiaries of IPC

 27           Financial Data Schedule, which is submitted electronically to the Securities and Exchange
              Commission for information only and not filed.

_____________________

* Filed herewith.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.





                                   * * * * *