Form 10-Q
period 1997-03-31
IPC INC
filed 1997-05-14
CIK 891806

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 -----------


                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 -----------



For the Quarter Ended March 31, 1997            Commission File Number 33-52150

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

     At May 13, 1997, there were 120,890 shares of common stock, par value $0.01 per share, outstanding.



================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                   IPC, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                         ASSETS
                                                                         MARCH 31,        DECEMBER 31,
                                                                           1997               1996
                                                                           ----               ----
Current Assets:
  Cash and cash equivalents ..............................              $   7,281          $   2,795
  Accounts receivable trade, net of allowance ............                 61,760             51,638
  Inventories ............................................                 55,124             49,023
  Prepaid expenses and other .............................                  4,484              5,395
                                                                        ---------          ---------
    Total current assets .................................                128,649            108,851
                                                                        ---------          ---------
Property, Plant and Equipment:
  Buildings and improvements .............................                 50,581             49,038
  Machinery and equipment ................................                252,633            231,526
  Construction in progress ...............................                 12,548              8,069
                                                                        ---------          ---------
                                                                          315,762            288,633
  Less - Accumulated depreciation ........................               (130,031)          (123,957)
                                                                        ---------          ---------
                                                                          185,731            164,676
  Land ...................................................                  8,614              8,304
                                                                        ---------          ---------
    Total property, plant and equipment ..................                194,345            172,980
                                                                        ---------          ---------
Other Assets:
  Goodwill, net of accumulated amortization ..............                 28,259             20,506
  Miscellaneous ..........................................                 12,617             11,118
                                                                        ---------          ---------
    Total other assets ...................................                 40,876             31,624
                                                                        ---------          ---------
Total Assets .............................................              $ 363,870          $ 313,455
                                                                        =========          =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current installments of long-term debt .................              $   7,165          $   5,921
  Accounts payable .......................................                 34,418             36,748
  Accrued salary and wages ...............................                  5,927              8,603
  Self insurance reserves ................................                  6,902              7,453
  Accrued rebates and discounts ..........................                  2,965              3,824
  Accrued interest .......................................                  6,636              1,680
  Other accrued expenses .................................                 14,056             12,110
                                                                        ---------          ---------
    Total current liabilities ............................                 78,069             76,339
                                                                        ---------          ---------
Long-Term Debt ...........................................                289,424            246,754
                                                                        ---------          ---------
Other Long-Term Liabilities ..............................                  5,019              5,243
                                                                        ---------          ---------
Deferred Income Taxes ....................................                 10,993              8,770
                                                                        ---------          ---------
Stockholders' Deficit:
  IPC, Inc. common stock, $.01 par value - 200,000 shares
    authorized; and 120,890 shares issued and outstanding                       1                  1
  Paid in capital in excess of par value .................                 73,417             73,417
  Accumulated deficit ....................................                (92,091)           (95,905)
  Foreign currency translation adjustment ................                   (962)            (1,164)
                                                                        ---------          ---------
    Total stockholders' deficit ..........................                (19,635)           (23,651)
                                                                        ---------          ---------
Total Liabilities and Stockholders' Deficit ..............              $ 363,870          $ 313,455
                                                                        =========          =========



         The accompanying notes are an integral part of this statement.

                                   IPC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                                1997       1996
                                              ---------  ---------
Net sales ....................                $ 127,864  $ 104,216

Cost of goods sold ...........                  101,494     82,764
                                              ---------  ---------
Gross profit .................                   26,370     21,452
                                              ---------  ---------
Operating expenses:

  Selling ....................                    6,137      4,676

  Administrative .............                    8,282      6,442

  Amortization of intangibles                       171        140
                                              ---------  ---------
Total operating expenses .....                   14,590     11,258
                                              ---------  ---------
Income from operations .......                   11,780     10,194

Interest expense .............                    7,639      7,666
                                              ---------  ---------
Income before income taxes ...                    4,141      2,528

Income tax provision .........                    (327)      (221)
                                              ---------  ---------
Net income ...................                $   3,814  $   2,307
                                              =========  =========














         The accompanying notes are an integral part of this statement.

                                  IPC, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)




                                                    IPC, Inc.         Paid in                    Foreign
                                                  Common Stock        Capital                   Currency
                                                 ---------------    In Excess of  Accumulated  Translation   Stockholders'
                                                 Shares   Amount     Par Value      Deficit    Adjustment       Deficit
                                                 ------   ------    -----------   -----------  -----------   -------------

Balance at December 31, 1995 ...............     120,890     $1        $73,417    $(117,648)     $(1,484)      $(45,714)

  Foreign currency translation adjustment ..                                                         320            320

  Net income ...............................                                         21,743                      21,743
                                                 -------  ------       -------    ---------     --------      ---------
Balance at December 31, 1996 ...............     120,890      1         73,417      (95,905)      (1,164)       (23,651)

  Foreign currency translation adjustment ..                                                         202            202

  Net income ...............................                                          3,814                       3,814
                                                 -------  ------       -------    ---------     --------      ---------
Balance at March 31, 1997 ..................     120,890     $1        $73,417    $ (92,091)     $  (962)      $(19,635)
                                                 =======  ======       =======    =========     ========      =========
















         The accompanying notes are an integral part of this statement.

                                   IPC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                              1997            1996
                                                                                              ----            ----
Cash flows from operating activities:
  Net income ......................................................................         $  3,814        $  2,307
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation of properties ....................................................            6,053           5,590
    Amortization of intangibles and debt issue costs ..............................              471             418
                                                                                            --------        --------
                                                                                              10,338           8,315
  Change in operating assets and liabilities:
    Accounts receivable ...........................................................           (6,796)         (1,793)
    Inventories ...................................................................           (2,150)            339
    Prepaid expenses and other ....................................................            1,034           1,156
    Accounts payable ..............................................................           (6,561)         (9,239)
    Accrued expenses and other liabilities ........................................            1,728           6,523
                                                                                            --------        --------
      Net cash from (used by) operating activities ................................           (2,407)          5,301
                                                                                            --------        --------
Cash flows from financing activities:
  Payment of senior credit facility ...............................................           (1,250)         (1,250)
  Proceeds from revolving credit facility .........................................           44,900               -
  Payment of revolving credit facility ............................................                -            (700)
  Payment of debt issue costs .....................................................             (210)            (75)
  Other, net ......................................................................             (406)              -
                                                                                            --------        --------
      Net cash from (used by) financing activities ................................           43,034          (2,025)
                                                                                            --------        --------
Cash flows from investing activities:
  Purchase of property, plant and equipment .......................................           (5,479)         (3,373)
  Acquisition of the OPS business of Viskase Limited ..............................          (11,907)              -
  Acquisition of M&R Plastics, Inc. ...............................................          (18,651)              -
  Other, net ......................................................................             (104)            232
                                                                                            --------        --------
      Net cash used by investing activities .......................................          (36,141)         (3,141)
                                                                                            --------        --------
Net increase in cash and cash equivalents .........................................            4,486             135
Cash and cash equivalents at beginning of period ..................................            2,795           4,793
                                                                                            --------        --------
Cash and cash equivalents at end of period ........................................         $  7,281        $  4,928
                                                                                            ========        ========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest ......................................................................         $  2,384        $  1,621
    Income taxes ..................................................................              349             434










         The accompanying notes are an integral part of this statement.

                                   IPC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 1 - ACCOUNTING AND REPORTING POLICIES

     In the opinion of management, the information in the accompanying unaudited financial statements reflects all adjustments necessary for a fair statement of results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") of IPC, Inc. ("IPC" or the "Company"). IPC is a wholly owned subsidiary of Ivex Packaging Corporation ("Ivex").

     The Company's accounting and reporting policies are summarized in Note 2 of the IPC Form 10-K.

Accounts Receivable

     Accounts receivable at March 31, 1997 and December 31, 1996 consist of the following:


                                                   March 31,   December 31,
                                                     1997          1996
                                                     ----          ----
      Accounts receivable ......................   $ 63,946      $ 53,718
      Less -- Allowance for doubtful accounts ..     (2,186)       (2,080)
                                                   --------      --------
                                                   $ 61,760      $ 51,638
                                                   ========      ========

Inventories

     Inventories at March 31, 1997 and December 31, 1996 consist of the following:


                                                   March 31,   December 31,
                                                     1997          1996
                                                     ----          ----
      Raw materials ............................   $ 28,138      $ 26,483
      Finished goods ...........................     26,986        22,540
                                                   --------      --------
                                                   $ 55,124      $ 49,023
                                                   ========      ========


NOTE 2 - INCOME TAXES

     Income taxes are provided at the estimated annual effective tax rate which differs from the federal statutory rate of 35% primarily due to net operating loss carryovers and state and foreign income taxes.

                                   IPC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)





NOTE 3 - LONG-TERM DEBT

     At March 31, 1997 and December 31, 1996, the long-term debt of IPC was as follows:


                                                       March 31,  December 31,
                                                         1997        1996
                                                         ----        ----

 Senior credit facility .........................     $  98,650   $  55,000
 Industrial revenue bonds .......................        38,293      38,293
 12-1/2% IPC Notes, net of discount .............       157,368     157,340
 Other ..........................................         2,278       2,042
                                                      ---------   ---------
     Total debt outstanding .....................       296,589     252,675
 Less - Current installments of long-term debt ..        (7,165)     (5,921)
                                                      ---------   ---------
     Long-term debt .............................     $ 289,424   $ 246,754
                                                      =========   =========




NOTE 4 - ACQUISITIONS

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England for $11,907. On February 21, 1997, IPC purchased all of the outstanding common stock of M&R Plastics, Inc. ("M&R") located in Laval, Quebec for $18,651, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The acquired businesses were financed through revolving credit borrowings under IPC's senior credit facility. As a result of these borrowings, IPC amended and restated its senior credit facility on March 24, 1997 to, among other things, increase its revolving credit facility from $55,000 to $105,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the Company or IPC herein reflect the consolidated results of IPC, Inc.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

 Net Sales

     The Company's net sales increased by 22.7% during the first quarter of 1997 over the Company's net sales during the corresponding period in 1996 primarily as a result of significantly increased volume of extruded sheet and film and incremental sales volume associated with recently completed acquisitions. The following table sets forth information with respect to net sales of the Company's product groups for the periods presented:


                                        Three Months Ended
                                     ------------------------
                                      (dollars in thousands)
                                March 31,        March 31,
                                  1997      %       1996     %
                               ---------  -----  ---------  -----
     Consumer Packaging .....  $  72,048   56.3  $  49,938   47.9
     Industrial Packaging ...     55,816   43.7     54,278   52.1
                               ---------  -----  ---------  -----
         Total                 $ 127,864  100.0  $ 104,216  100.0
                               =========  =====  =========  =====



     Consumer Packaging net sales increased by 44.3% during the first quarter of 1997 from the corresponding period in 1996 resulting from increased unit sales volume of extruded sheet and film, the third quarter 1996 acquisitions of Plastofilm Industries, Inc. ("Plastofilm") and Trio Products, Inc. ("Trio"), and the first quarter 1997 acquisitions of the Sedgefield, England OPS operations and M&R. During the first quarter of 1997, domestic production of extruded sheet in pounds increased 36.1% while the average selling price per pound decreased 2.8% from the corresponding period in 1996. Sales of extruded film pounds increased 40.8% during the first quarter of 1997 and the selling price per pound of extruded film decreased 5.9% from the corresponding period in 1996. Sales of converted plastic and paper products, excluding the sales relating to the newly acquired facilities, increased slightly during the first quarter of 1997 over the first quarter of 1996.

     Industrial Packaging net sales increased by 2.8% during the first quarter of 1997 from the corresponding period in 1996, primarily due to increased unit volume of the Company's protective masking products and recycled and specialty papers. The increase in net sales was partially offset by a decrease in volume of the Company's coated paper for stamp applications and a decrease in the average net selling price per ton for the Company's recycled and specialty paper. The number of tons of recycled and specialty paper sold during the period increased 12.9%. However, the average net selling price of the Company's recycled and specialty paper decreased 7.9% during the first quarter of 1997 compared to the corresponding period in the prior year, principally as a result of decreases in raw material costs.

 Gross Profit

     The Company's gross profit increased 22.9% during the first quarter of 1997 compared to the corresponding period in the prior year primarily as a result of the increased sales volume and the incremental effects from the newly acquired facilities partially offset by weak margins in the Company's recycled and specialty paper operations due to market conditions and decreased profitability of the Company's polymerization operations. Gross profit margin was 20.6% during the first quarter of 1997 and 1996.

 Operating Expenses

     Selling and administrative expenses increased 29.7% during the first quarter of 1997 primarily as a result of the recently completed acquisitions. As a percentage of net sales, selling and administrative expenses increased to 11.3% during the first quarter of 1997 compared to 10.7% during the same period in the prior year primarily due to the higher selling and administrative expenses at Plastofilm and the additional management committed to the Company's protective masking products group.

     Amortization of intangibles increased 22.1% during the first quarter of 1997 compared to the same period in 1996 as a result of increased goodwill and non-compete agreement amortization associated with the recently completed acquisitions.

 Income from Operations

     Income from operations was $11.8 million during the first quarter of 1997 compared to income from operations of $10.2 million during the first quarter of 1996. The increase in income from operations is primarily a result of the increased volume of extruded OPS sheet and film during the first quarter of 1997 and the recently completed acquisitions. Operating margin was 9.2% for the first quarter of 1997 compared to operating margin of 9.8% during the first quarter of 1996. The decrease in operating margin is primarily due to the increased selling and administrative expenses as a percentage of net sales.

 Interest Expense

     Interest expense during the first quarter of 1997 was $7.6 million compared to $7.7 million during the same period in 1996. The decrease is a result of decreased interest rates on the Company's senior credit facility partially offset by additional revolving credit facility borrowings.

 Net Income

     Net income was $3.8 million during the first quarter of 1997 compared to net income of $2.3 million in the prior year. The increase in net income during the first quarter of 1997 is primarily due to increased income from operations.

 EBITDA

     EBITDA includes income from operations adjusted to exclude depreciation and amortization expenses, goodwill write-off, acquisition related expenses and restructuring charge. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating income or cash flow from operations as determined under GAAP.

     The following table sets forth information with respect to EBITDA of the Company's product groups for the periods presented.


                                                 Three Months Ended
                                     -----------------------------------------
                                               (dollars in thousands)
                                     March 31,    % of     March 31,   % of
                                       1997     Net Sales    1996    Net Sales
                                     ---------  ---------  --------- ---------
     Consumer Packaging ..........    $11,220      15.6    $ 8,779     17.6
     Industrial Packaging ........      8,327      14.9      8,643     15.9
     Corporate Expense ...........     (1,543)        -     (1,498)       -
                                      -------      ----    -------     ----
         Total ...................    $18,004      14.1    $15,924     15.3
                                      =======      ====    =======     ====


     The Company's EBITDA increased 13.1% from $15.9 million to $18.0 million and EBITDA margin decreased from 15.3% to 14.1% during the first quarter of 1997 compared to the same period in 1996. The 27.8%, or $2.4 million, increase in Consumer Packaging's EBITDA in the current quarter is primarily attributable to the increased sales of extruded sheet and film and to the incremental EBITDA from the acquisition of Plastofilm. The improved gross margin on the Company's converted plastic and paper products caused primarily by reduced raw material costs also contributed to the EBITDA increase. The decrease in Industrial Packaging's EBITDA of 3.7%, or $316,000, is primarily due to decreased gross profit associated with lower selling prices for the Company's recycled and specialty paper and increased operating expenses in the Company's protective masking business.

  Liquidity and Capital Resources

     Ivex conducts business through IPC and has no operations of its own. The primary asset of Ivex is the common stock of IPC which has been pledged to secure the obligations of IPC and the subsidiaries under IPC's senior credit facility. Ivex is dependent on the cash flow of IPC and its subsidiaries in order to pay the principal and interest on the 13-1/4% Senior Discount Debentures due March 15, 2005 (the "13-1/4% Ivex Discount Debentures"); however, IPC has no contractual obligations to distribute any such cash flow to Ivex. In addition, IPC's senior credit facility contains provisions that (except for certain limited exceptions) prohibit the payment of dividends and distributions by IPC to Ivex. Moreover, the indenture governing the 12-1/2% Senior Subordinated Notes due 2002 (the "12-1/2% Subordinated Note Indenture") contains provisions that limit IPC's ability to pay dividends and make distributions to Ivex.

     IPC's long-term debt, less current installments, increased to $289.4 million at March 31, 1997 from $246.8 million at December 31, 1996 primarily reflecting revolving credit facility borrowings of $44.9 million and $1.3 million of scheduled debt reductions. The long-term debt of IPC consists primarily of the $157.4 million of IPC's 12-1/2% Senior Subordinated Notes (the "12-1/2% IPC Notes"), term loans of $47.5 million under IPC's senior credit facility, revolving credit facility borrowing of $44.9 million, $38.0 million of industrial revenue bonds and other debt of $1.6 million.

     At March 31, 1997, IPC had cash and cash equivalents of $7.3 million and $56.5 million was available under the revolving credit portion of IPC's senior credit facility. IPC's working capital at March 31, 1997 was $50.6 million.

     The primary short-term and long-term operating cash requirements for IPC are for debt service, working capital and capital expenditures. IPC expects to rely on cash generated from operations, supplemented by revolving credit facility borrowings under IPC's senior credit facility (at March 31, 1997, $56.5 million was available under the revolving credit portion of IPC's senior credit facility), to fund IPC's principal short-term and long-term cash requirements. IPC believes that it should generate sufficient cash flows to service the cash interest payments on the 12-1/2% IPC Notes through their maturity in 2002, although there can be no assurances that such cash flows, if any, will be adequate to service these interest payments. However, IPC and IPC's subsidiaries may not generate sufficient cash flows to retire the $158.0 million principal amount of 12-1/2% IPC Notes prior to or upon their maturity in 2002.

Consequently, all or a portion of the 12-1/2% IPC Notes may require refinancing prior to the maturity thereof. IPC believes that its consolidated cash flow from operations and access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 12-1/2% IPC Notes and to refinance any remaining principal amount of the 12-1/2% IPC Notes prior to or upon their maturity, although there can be no assurance that this will be the case. In the event that IPC is unable to retire or refinance the 12-1/2% IPC Notes, IPC may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends, among other things, are restricted under these facilities.

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

             Year                                   Percentage
             ----                                   ----------
             1997.................................   106.250%
             1998.................................   103.125%
             1999 and thereafter..................   100.000%

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

     Ivex's primary long-term cash requirements are for the debt service relating to the 13-1/4% Ivex Discount Debentures. Commencing on September 15, 2000, cash interest on the 13-1/4% Ivex Discount Debentures will be payable semi-annually and on March 15, 2005, the 13-1/4% Ivex Discount Debentures will mature and the aggregate principal amount then outstanding will become due and payable. Ivex will be dependent on the cash flow of IPC and IPC's subsidiaries in order to meet its debt service obligations. Significant contractual and other restrictions exist on the payment of dividends and the making of loans by IPC to Ivex. In addition, as a result of the goodwill write-offs in 1993 and 1995, IPC's ability to make distributions to Ivex under the 12-1/2% Subordinated Note Indenture has been impaired; consequently this Indenture will require modification before any such distributions to Ivex can be made. Regardless, IPC and IPC's subsidiaries may not generate sufficient cash flows to distribute to Ivex in order for Ivex to service the cash interest payments on the 13-1/4% Ivex Discount Debentures that commence in September 2000 or to retire the $160 million principal amount of 13-1/4% Ivex Discount Debentures upon their maturity in 2005. Consequently, all or a portion of the 13-1/4% Ivex Discount Debentures may require refinancing prior to such dates. Ivex believes that distributions from IPC and its access to debt financing in the public and private markets should be sufficient to enable it to retire all or a portion of the principal amount of the 13-1/4% Ivex Discount Debentures and to refinance any remaining principal amount of the 13-1/4% Ivex Discount Debentures upon their maturity in 2005, although there can be no assurance that this will be the case. In the event that Ivex is unable to service the cash interest payments on or to retire or refinance the 13-1/4% Company Discount Debentures or is unable to obtain any required consents from the holders of the 12-1/2% IPC Notes to make interest payments on the 13-1/4% Ivex Discount Debentures, Ivex may be required to, among other things, seek appropriate waivers from such creditors or recapitalize its capital structure. During the period prior to September 15, 2000, Ivex does not expect to have significant cash requirements.

     Prior to March 24, 1997, IPC's senior credit facility was comprised of $55.0 million in term loans, a $45.0 million letter of credit facility and a $55.0 million revolving credit facility. On March 24, 1997, IPC amended and restated this credit facility to, among other things, increase the revolving credit facility to $105.0 million. At March 31, 1997, IPC's amended and restated credit facility is comprised of $53.8 million in term loans, a $45.0 million letter of credit facility and a $105.0 million revolving credit facility of which approximately $56.5 million was available as of March 31, 1997. The term loans under the amended and restated credit facility require quarterly payments of $1.3 million from June 30, 1997 through September 30, 1997; $1.9 million from December 31, 1997 through September 30, 1998; $3.0 million from December 31, 1998 through September 30, 1999; $3.5 million from December 31, 1999 through September 30, 2000; $4.1 million from December 31, 2000 through June 30, 2001; and $5.4 million on September 30, 2001. At the option of IPC, the term loans and borrowings on the revolving credit facility accrue interest at the LIBOR reserve adjusted rate, as defined in IPC's amended and restated senior credit facility, plus 2.25% or the prime rate plus 1.0%. Such rates are subject to change based on IPC's ability to achieve certain financial ratios as defined in IPC's senior credit facility. The Company's actual interest rate on the term loans and the revolving credit facility as of April 7, 1997 was the LIBOR reserve adjusted rate, as defined, plus 1.50% or prime rate plus 0.50%. Borrowings are secured by substantially all the assets of IPC and its subsidiaries and the stock of IPC and IPC's subsidiaries. The revolving credit facility and letter of credit facility terminate on September 30, 2001. Under the amended and restated credit facility, IPC is required to maintain certain financial ratios and levels of net worth and future indebtedness and dividends are restricted, among other things.

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

           Primarily as a consequence of the Company's 1993 and 1995 goodwill write-offs, as of March 31, 1997, IPC' s recorded assets are less than its recorded liabilities by approximately $19.6 million. IPC believes that its negative net worth will not have any material consequences on its operations or its ability to obtain trade credit or financing.

     On January 17, 1997, IPC purchased substantially all of the assets, excluding accounts receivable, of the OPS business of Viskase Limited located in Sedgefield, England for $11.9 million and on February 21, 1997, IPC purchased all of the outstanding common stock of M&R located in Laval, Quebec for $18.7 million, including the repayment of certain indebtedness of M&R and related acquisition fees and expenses. The acquired businesses were financed through revolving credit borrowings under IPC's senior credit facility.

     IPC made capital expenditures of $5.5 million and $3.4 million for each of the three months ended March 31, 1997 and 1996, respectively. IPC was not committed under any material contractual obligations for capital expenditures as of March 31, 1997.

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

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     From time to time Ivex and its subsidiaries are involved in various litigation matters arising in the ordinary course of business. Ivex believes that none of the matters in which IPC or its subsidiaries are currently involved, either individually or in the aggregate, is material to Ivex or IPC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.





                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      IPC, Inc.




                                      By:   /s/ Frank V. Tannura
                                          ---------------------------
                                          Frank V. Tannura
                                          Vice President and
                                          Principal Financial Officer


May 13, 1997
------------
 ( Date )